Form 10-Q
period 2025-09-30
Main Street Capital CORP
filed 2025-11-07
CIK 1396440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
n/a
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	MAIN	New York Stock Exchange NYSE Texas
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock as of November 6, 2025 was 89,587,543.

MAIN STREET CAPITAL CORPORATION

Consolidated Balance Sheets
(in thousands, except shares and per share amounts)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Investments at fair value:
Control investments (cost: $1,659,952 and $1,415,970 as of September 30, 2025 and December 31, 2024, respectively)	$2,416,174	$2,087,890
Affiliate investments (cost: $814,010 and $743,441 as of September 30, 2025 and December 31, 2024, respectively)	892,914	846,798
Non‑Control/Non‑Affiliate investments (cost: $1,872,021 and $2,077,901 as of September 30, 2025 and December 31, 2024, respectively)	1,838,685	1,997,981
Total investments (cost: $4,345,983 and $4,237,312 as of September 30, 2025 and December 31, 2024, respectively)	5,147,773	4,932,669
Cash and cash equivalents	30,568	78,251
Interest and dividend receivable and other assets	90,110	98,084
Deferred financing costs (net of accumulated amortization of $16,838 and $14,592 as of September 30, 2025 and December 31, 2024, respectively)	14,483	12,337
Total assets	$5,282,934	$5,121,341
LIABILITIES
Credit Facilities	$211,000	$384,000
July 2026 Notes (par: $500,000 as of both September 30, 2025 and December 31, 2024)	499,583	499,188
June 2027 Notes (par: $400,000 as of both September 30, 2025 and December 31, 2024)	399,497	399,282
August 2028 Notes (par: $350,000 as of September 30, 2025)	347,848	—
March 2029 Notes (par: $350,000 as of both September 30, 2025 and December 31, 2024)	347,541	347,002
SBIC debentures (par: $350,000 as of both September 30, 2025 and December 31, 2024)	344,299	343,417
December 2025 Notes (par: $150,000 as of December 31, 2024)	—	149,482
Accounts payable and other liabilities	61,949	69,631
Interest payable	18,573	23,290
Dividend payable	22,832	22,100
Deferred tax liability, net	95,237	86,111
Total liabilities	2,348,359	2,323,503
Commitments and contingencies (Note K)
NET ASSETS
Common stock, $0.01 par value per share (150,000,000 shares authorized; 89,536,504 and 88,398,713 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively)	895	884
Additional paid‑in capital	2,451,987	2,394,492
Total undistributed earnings	481,693	402,462
Total net assets	2,934,575	2,797,838
Total liabilities and net assets	$5,282,934	$5,121,341
NET ASSET VALUE PER SHARE	$32.78	$31.65
The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION
Consolidated Statements of Operations
(in thousands, except shares and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
INVESTMENT INCOME:
Interest, fee and dividend income:
Control investments	$60,027	$50,134	$176,481	$152,572
Affiliate investments	22,407	20,884	71,908	61,813
Non‑Control/Non‑Affiliate investments	57,397	65,806	172,461	186,201
Total investment income	139,831	136,824	420,850	400,586
EXPENSES:
Interest	(32,472)	(33,474)	(96,159)	(89,411)
Compensation	(13,217)	(11,644)	(37,370)	(35,225)
General and administrative	(4,928)	(4,564)	(15,933)	(14,159)
Share‑based compensation	(5,433)	(4,868)	(15,691)	(13,853)
Expenses allocated to the External Investment Manager	5,734	5,322	16,962	16,768
Total expenses	(50,316)	(49,228)	(148,191)	(135,880)
NET INVESTMENT INCOME BEFORE TAXES	89,515	87,596	272,659	264,706
Excise tax expense	(838)	(458)	(2,997)	(1,652)
Federal and state income and other tax expenses	(2,139)	(2,758)	(9,044)	(8,340)
NET INVESTMENT INCOME	86,538	84,380	260,618	254,714
NET REALIZED GAIN (LOSS):
Control investments	(9,988)	—	(12,964)	(352)
Affiliate investments	(2)	32	57,709	786
Non‑Control/Non‑Affiliate investments	(9,114)	26,350	(40,974)	16,995
Total net realized gain (loss)	(19,104)	26,382	3,771	17,429
NET UNREALIZED APPRECIATION (DEPRECIATION):
Control investments	23,461	50,348	57,016	88,007
Affiliate investments	13,260	7,181	4,518	22,609
Non‑Control/Non‑Affiliate investments	26,257	(35,791)	45,683	(25,185)
Total net unrealized appreciation	62,978	21,738	107,217	85,431
Income tax provision on net realized gain (loss) and net unrealized appreciation	(6,741)	(8,493)	(9,319)	(23,727)
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$123,671	$124,007	$362,287	$333,847
NET INVESTMENT INCOME PER SHARE—BASIC AND DILUTED	$0.97	$0.96	$2.92	$2.95
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE—BASIC AND DILUTED	$1.38	$1.42	$4.06	$3.87
WEIGHTED-AVERAGE SHARES OUTSTANDING—BASIC AND DILUTED	89,627,718	87,459,533	89,202,399	86,268,415
The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION
Consolidated Statements of Changes in Net Assets
(in thousands, except shares)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Total Undistributed Earnings	Total Net Asset Value
	Number of Shares	Par Value
Balances as of December 31, 2023	84,833,002	$848	$2,270,549	$206,002	$2,477,399
Public offering of common stock, net of offering costs	128,942	1	5,695	—	5,696
Share‑based compensation	—	—	4,103	—	4,103
Purchase of vested stock for employee payroll tax withholding	(295)	—	(14)	—	(14)
Dividend reinvestment	186,985	2	8,439	—	8,441
Amortization of directors’ deferred compensation	—	—	102	—	102
Issuance of restricted stock, net of forfeited shares	14,999	—	—	—	—
Net increase in net assets resulting from operations	—	—	—	107,147	107,147
Dividends to stockholders	—	—	168	(87,072)	(86,904)
Balances as of March 31, 2024	85,163,633	$851	$2,289,042	$226,077	$2,515,970
Public offering of common stock, net of offering costs	874,309	9	42,208	—	42,217
Share‑based compensation	—	—	4,883	—	4,883
Purchase of vested stock for employee payroll tax withholding	(154,751)	(2)	(7,320)	—	(7,322)
Dividend reinvestment	179,511	2	8,786	—	8,788
Amortization of directors’ deferred compensation	—	—	106	—	106
Issuance of restricted stock, net of forfeited shares	489,804	5	(5)	—	—
Net increase in net assets resulting from operations	—	—	—	102,688	102,688
Dividends to stockholders	—	—	179	(88,553)	(88,374)
Balances as of June 30, 2024	86,552,506	$865	$2,337,879	$240,212	$2,578,956
Public offering of common stock, net of offering costs	1,323,754	13	65,747	—	65,760
Share‑based compensation	—	—	4,868	—	4,868
Purchase of vested stock for employee payroll tax withholding	(3)	—	—	—	—
Dividend reinvestment	186,195	2	9,299	—	9,301
Amortization of directors’ deferred compensation	—	—	108	—	108
Issuance of restricted stock, net of forfeited shares	(2,665)	—	—	—	—
Net increase in net assets resulting from operations	—	—	—	124,007	124,007
Dividends to stockholders	—	—	188	(90,934)	(90,746)
Balances as of September 30, 2024	88,059,787	$880	$2,418,089	$273,285	$2,692,254

Balances as of December 31, 2024	88,400,391	$884	$2,394,492	$402,462	$2,797,838
Public offering of common stock, net of offering costs	89,091	1	5,197	—	5,198
Share‑based compensation	—	—	4,842	—	4,842
Dividend reinvestment	156,749	2	9,085	—	9,087
Amortization of directors’ deferred compensation	—	—	108	—	108
Issuance of restricted stock, net of forfeited shares	13,366	—	—	—	—
Net increase in net assets resulting from operations	—	—	—	116,082	116,082
Dividends to stockholders	—	—	190	(93,212)	(93,022)
Balances as of March 31, 2025	88,659,597	$887	$2,413,914	$425,332	$2,840,133
Public offering of common stock, net of offering costs	195,454	2	10,831	—	10,833
Share‑based compensation	—	—	5,416	—	5,416
Purchase of vested stock for employee payroll tax withholding	(177,024)	(2)	(10,013)	—	(10,015)
Dividend reinvestment	167,705	2	9,377	—	9,379
Amortization of directors’ deferred compensation	—	—	97	—	97
Issuance of restricted stock, net of forfeited shares	436,863	4	(4)	—	—
Net increase in net assets resulting from operations	—	—	—	122,534	122,534
Dividends to stockholders	—	—	199	(94,359)	(94,160)
Balances as of June 30, 2025	89,282,595	$893	$2,429,817	$453,507	$2,884,217
Public offering of common stock, net of offering costs	111,941	1	6,858	—	6,859
Share‑based compensation	—	—	5,433	—	5,433
Purchase of vested stock for employee payroll tax withholding	(66)	—	(4)	—	(4)
Dividend reinvestment	146,971	1	9,585	—	9,586
Amortization of directors’ deferred compensation	—	—	91	—	91
Issuance of restricted stock, net of forfeited shares	(4,937)	—	—	—	—
Net increase in net assets resulting from operations	—	—	—	123,671	123,671
Dividends to stockholders	—	—	207	(95,485)	(95,278)
Balances as of September 30, 2025	89,536,504	$895	$2,451,987	$481,693	$2,934,575
The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$362,287	$333,847
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Investments in portfolio companies	(873,871)	(1,297,019)
Proceeds from sales and repayments of debt investments in portfolio companies	687,229	744,075
Proceeds from sales and return of capital of equity investments in portfolio companies	115,476	64,149
Net unrealized appreciation	(107,217)	(85,431)
Net realized gain	(3,771)	(17,429)
Accretion of unearned income	(16,114)	(16,215)
Payment-in-kind interest	(11,402)	(15,183)
Cumulative dividends	(2,932)	(1,716)
Share-based compensation expense	15,691	13,853
Amortization of deferred financing costs	4,886	3,690
Deferred taxes	9,126	27,534
Changes in other assets and liabilities:
Interest and dividend receivable and other assets	2,974	(1,897)
Interest payable	(4,717)	1,488
Accounts payable and other liabilities	(8,594)	10,119
Deferred fees and other	3,706	3,971
Net cash provided by (used in) operating activities	172,757	(232,164)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering of common stock, net of offering costs	22,890	113,673
Proceeds from public offering of August 2028 Notes	350,000	—
Proceeds from public offering of June 2027 Notes	—	400,000
Proceeds from public offering of March 2029 Notes	—	350,000
Repayment of December 2025 Notes	(150,000)	—
Dividends paid	(253,676)	(238,288)
Proceeds from issuance of SBIC debentures	—	63,800
Repayments of SBIC debentures	—	(63,800)
Repayment of May 2024 Notes	—	(450,000)
Proceeds from Credit Facilities	914,000	1,637,000
Repayments on Credit Facilities	(1,087,000)	(1,537,000)
Payment of deferred financing costs	(6,635)	(11,547)
Purchases of vested stock for employee payroll tax withholding	(10,019)	(7,336)
Net cash provided by (used in) financing activities	(220,440)	256,502

Net increase (decrease) in cash and cash equivalents	(47,683)	24,338
CASH AND CASH EQUIVALENTS AS OF BEGINNING OF PERIOD	78,251	60,083
CASH AND CASH EQUIVALENTS AS OF END OF PERIOD	$30,568	$84,421

Supplemental cash flow disclosures:
Interest paid	$95,883	$83,994
Taxes paid	$18,090	$6,950
Non-cash financing activities:
Value of shares issued pursuant to the dividend reinvestment plan	$28,052	$26,530
The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments
September 30, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Control Investments (5)

American Nuts, LLC	(10)	Roaster, Mixer and Packager of Bulk Nuts and Seeds
			Secured Debt	(9)	3/25/2025		12.94%	SF+	8.50%	12.94%	3/28/2028	$7,906	$7,906	$7,906
			Secured Debt	(9)	3/25/2025		12.94%	SF+	8.50%	12.94%	3/28/2028	7,906	7,906	7,906
			Preferred Equity		3/25/2025	26,638							8,970	6,130
													24,782	21,942
Analytical Systems Keco Holdings, LLC		Manufacturer of Liquid and Gas Analyzers
			Secured Debt	(25)	8/16/2019						8/16/2029	—	—	—
			Secured Debt		8/16/2019		14.50%				8/16/2029	3,945	3,907	3,907
			Preferred Member Units		5/20/2021	2,427							2,427	5,570
			Preferred Member Units		8/16/2019	3,200							3,200	—
			Warrants	(27)	8/16/2019	420					8/16/2029		316	—
													9,850	9,477
ASC Interests, LLC		Recreational and Educational Shooting Facility
			Secured Debt	(17)	12/31/2019		13.00%				7/31/2024	400	400	400
			Secured Debt	(17)	8/1/2013		13.00%				7/31/2024	1,578	1,578	1,363
			Preferred Member Units		6/28/2023	178							178	—
			Member Units		8/1/2013	1,500							1,500	—
													3,656	1,763
Barfly Ventures, LLC	(10)	Casual Restaurant Group
			Secured Debt		10/15/2020		7.00%				10/31/2026	711	711	711
			Member Units	(8)	10/26/2020	37							1,584	6,810
													2,295	7,521
Batjer TopCo, LLC		HVAC Mechanical Contractor
			Secured Debt	(25)	3/7/2022						3/7/2027	—	(3)	(3)
			Secured Debt	(25)	3/7/2022						3/7/2027	—	—	—
			Secured Debt		3/7/2022		10.00%				3/7/2027	9,945	9,917	9,917
			Preferred Stock	(8)	3/7/2022	4,073							4,095	8,750
													14,009	18,664
BDB Holdings, LLC		Casual Restaurant Group
			Secured Debt		2/24/2025		12.00%				2/27/2027	1,173	1,173	1,173
			Preferred Equity		11/4/2024	18,756,995							19,537	16,060
													20,710	17,233
Bolder Panther Group, LLC		Consumer Goods and Fuel Retailer
			Secured Debt	(9) (22)	12/31/2020		11.57%	SF+	7.26%		10/31/2027	101,046	100,768	101,046
			Secured Debt	(9)	7/1/2025		10.81%	SF+	6.50%		5/31/2026	3,000	2,996	3,000
			Class B Preferred Member Units	(8)	12/31/2020	140,000	8.00%						14,000	31,190
													117,764	135,236

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Brewer Crane Holdings, LLC	Provider of Crane Rental and Operating Services
		Secured Debt	(9)	1/9/2018		14.41%	SF+	10.00%		12/31/2026	5,016	5,016	5,016
		Preferred Member Units	(8)	1/9/2018	2,950							4,280	3,390
		Preferred Member Units	(8)	7/7/2025	312							324	324
												9,620	8,730
Bridge Capital Solutions Corporation	Financial Services and Cash Flow Solutions Provider
		Preferred Member Units	(29)	7/25/2016	17,742							1,000	—
		Warrants	(27)	7/25/2016	82					7/25/2026		2,132	—
												3,132	—
California Splendor Holdings LLC	Processor of Frozen Fruits
		Secured Debt	(25)	3/15/2024						8/28/2028	—	(12)	(12)
		Secured Debt		3/30/2018		14.00%				8/28/2028	25,800	25,774	25,774
		Preferred Member Units	(8)	7/31/2019	8,671	15.00%			15.00%			12,150	12,150
		Preferred Member Units	(8)	3/30/2018	8,729							16,402	15,275
												54,314	53,187
CBT Nuggets, LLC	Produces and Sells IT Training Certification Videos
		Member Units	(8)	6/1/2006	416							1,300	48,960

Centre Technologies Holdings, LLC	Provider of IT Hardware Services and Software Solutions
		Secured Debt	(9) (25)	1/4/2019			SF+	8.00%		1/4/2028	—	—	—
		Secured Debt	(9)	11/29/2024		12.41%	SF+	8.00%		1/4/2028	24,464	24,433	24,464
		Preferred Member Units		1/4/2019	13,883							6,386	21,220
												30,819	45,684
Chamberlin Holding LLC	Roofing and Waterproofing Specialty Contractor
		Secured Debt	(9) (25)	2/26/2018			SF+	6.00%		2/26/2026	—	(37)	—
		Secured Debt	(9)	2/26/2018		12.49%	SF+	8.00%		2/26/2026	20,420	20,410	20,420
		Member Units	(8)	2/26/2018	4,347							11,440	33,070
		Member Units	(8) (29)	11/2/2018	1,047,146							1,773	3,770
												33,586	57,260
Charps, LLC	Pipeline Maintenance and Construction
		Unsecured Debt		8/26/2020		14.00%				1/31/2030	5,694	5,241	5,694
		Preferred Member Units	(8)	2/3/2017	1,829							1,963	15,270
												7,204	20,964
Clad-Rex Steel, LLC	Specialty Manufacturer of Vinyl-Clad Metal
		Secured Debt	(25)	10/28/2022						7/31/2027	—	—	—
		Secured Debt		12/20/2016		10.00%				7/31/2030	9,640	9,560	9,640

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt		12/20/2016		10.00%				12/20/2036	940	932	940
			Member Units	(8)	12/20/2016	717							7,280	14,120
			Member Units	(29)	12/20/2016	800							509	1,270
													18,281	25,970
Cody Pools, Inc.		Designer of Residential and Commercial Pools
			Secured Debt	(25)	3/6/2020						12/17/2026	—	(18)	—
			Secured Debt		3/6/2020		12.50%				12/17/2026	39,815	39,794	39,815
			Preferred Member Units	(8) (29)	3/6/2020	587							8,317	66,480
													48,093	106,295
Colonial Electric Company LLC		Provider of Electrical Contracting Services
			Secured Debt	(25)	3/31/2021						3/31/2026	—	—	—
			Secured Debt		3/31/2021		12.00%				3/31/2026	8,779	8,770	8,779
			Preferred Member Units	(8)	3/31/2021	17,280							7,680	14,420
													16,450	23,199
CompareNetworks Topco, LLC		Internet Publishing and Web Search Portals
			Secured Debt	(9)	1/29/2019		13.41%	SF+	9.00%		1/29/2028	4,437	4,431	4,431
			Preferred Member Units		1/29/2019	2,250							3,520	8,180
													7,951	12,611
Compass Systems & Sales, LLC		Designer of End-to-End Material Handling Solutions
			Secured Debt	(25)	11/22/2023						11/22/2028	—	(17)	(17)
			Secured Debt		11/22/2023		13.50%				11/22/2028	17,200	17,093	16,954
			Preferred Equity		11/22/2023	7,454							7,454	7,180
													24,530	24,117
Copper Trail Fund Investments	(12) (13)	Investment Partnership
			LP Interests (CTMH, LP)	(30)	7/17/2017	38.75%							515	515

Cybermedia Technologies, LLC		IT and Digital Services Provider
			Secured Debt	(25)	5/5/2023						5/5/2028	—	—	—
			Secured Debt		5/5/2023		13.00%				5/5/2028	27,210	27,068	26,537
			Preferred Member Units		5/5/2023	556							15,000	—
			Preferred Equity		4/1/2025	2,400,000							2,400	4,360
													44,468	30,897
Datacom, LLC		Technology and Telecommunications Provider
			Secured Debt		3/1/2022		7.50%				12/31/2025	675	675	675
			Secured Debt		3/31/2021		10.00%				12/31/2025	7,880	7,847	5,589
			Preferred Member Units		3/31/2021	9,360							2,970	—
													11,492	6,264

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Digital Products Holdings LLC	Designer and Distributor of Consumer Electronics
		Secured Debt	(9)	4/1/2018		14.31%	SF+	10.00%		4/27/2026	11,957	11,934	11,795
		Preferred Member Units	(8)	4/1/2018	3,857							9,501	9,835
												21,435	21,630
Direct Marketing Solutions, Inc.	Provider of Omni-Channel Direct Marketing Services
		Secured Debt		2/13/2018		14.00%				2/13/2026	1,020	1,009	1,020
		Secured Debt		12/27/2022		14.00%				2/13/2026	23,082	23,069	23,082
		Preferred Stock		2/13/2018	8,400							8,400	19,080
												32,478	43,182
Doral Holdings, LLC	Machinery Moving, Rigging and Millwrighting Provider
		Secured Debt	(25)	5/20/2025						5/20/2030	—	—	—
		Secured Debt		5/20/2025		13.00%				5/20/2030	29,500	29,229	29,229
		Preferred Equity		5/20/2025	13,000							13,000	13,000
												42,229	42,229
Elgin AcquireCo, LLC	Manufacturer and Distributor of Engine and Chassis Components
		Secured Debt	(9) (25)	10/3/2022			SF+	6.00%		10/3/2026	—	(3)	(3)
		Secured Debt		10/3/2022		12.00%				10/3/2027	17,294	17,225	17,225
		Secured Debt		10/3/2022		9.00%				10/3/2052	6,225	6,169	6,169
		Common Stock		10/3/2022	285							5,726	5,100
		Common Stock	(29)	10/3/2022	939							1,558	3,220
												30,675	31,711
Flame King Holdings, LLC	Propane Tank and Accessories Distributor
		Secured Debt	(25)	6/30/2025						6/30/2030	—	—	—
		Secured Debt		6/30/2025		12.00%				6/30/2030	66,000	65,383	66,000
		Preferred Equity	(8)	10/29/2021	9,360							10,400	48,120
												75,783	114,120
Gamber-Johnson Holdings, LLC	Manufacturer of Ruggedized Computer Mounting Systems
		Secured Debt	(9) (25) (34)	6/24/2016			SF+	7.50%		1/1/2028	—	—	—
		Secured Debt	(9) (34)	11/22/2024		11.50%	SF+	7.50%		1/1/2028	70,726	70,625	70,726
		Member Units	(8)	6/24/2016	9,042							17,692	116,660
												88,317	187,386
Garreco, LLC	Manufacturer and Supplier of Dental Products
		Member Units		7/15/2013	1,200							1,200	1,830

GRT Rubber Technologies LLC	Manufacturer of Engineered Rubber Products
		Secured Debt		12/21/2018		10.41%	SF+	6.00%		10/29/2026	3,146	3,143	3,146

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt		12/19/2014		12.41%	SF+	8.00%		10/29/2026	40,493	40,442	40,493
			Member Units	(8)	12/19/2014	5,879							13,065	46,820
													56,650	90,459
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (2717 MH, L.P.)	(30)	10/1/2017	49.26%							1,158	1,795
			LP Interests (2717 HPP-MS, L.P.)	(30)	3/11/2022	49.26%							256	447
			LP Interests (2717 GRE-LP, L.P.)	(30)	4/18/2024	43.05%							441	441
			LP Interests (423 COR, L.P.)	(30)	6/2/2022	26.89%							2,900	5,244
													4,755	7,927
Harrison Hydra-Gen, Ltd.		Manufacturer of Hydraulic Generators
			Common Stock	(8)	6/4/2010	107,456							718	7,270

IG Investor, LLC		Military and Other Tactical Gear
			Secured Debt		6/21/2023		13.00%				6/21/2028	1,600	1,578	1,600
			Secured Debt		6/21/2023		13.00%				6/21/2028	35,064	34,872	35,064
			Common Equity		6/21/2023	14,400							14,400	20,770
													50,850	57,434
Jensen Jewelers of Idaho, LLC		Retail Jewelry Store
			Secured Debt	(9) (25)	8/29/2017			P+	6.75%		11/14/2026	—	—	—
			Secured Debt	(9)	11/14/2006		14.25%	P+	6.75%		11/14/2026	1,028	1,028	1,028
			Member Units	(8)	11/14/2006	627							811	11,540
													1,839	12,568
JorVet Holdings, LLC		Supplier and Distributor of Veterinary Equipment and Supplies
			Secured Debt		3/28/2022		12.00%				3/28/2027	23,321	23,251	23,251
			Preferred Equity	(8)	3/28/2022	109,926							10,993	12,330
													34,244	35,581
JTI Electrical & Mechanical, LLC	(10)	Electrical, Mechanical and Automation Services
			Secured Debt	(9)	8/25/2025		9.45%	SF+	5.00%		6/20/2030	6,316	6,316	6,316
			Secured Debt	(9)	8/25/2025		10.45%	SF+	6.00%	10.45%	6/20/2030	35,412	35,412	35,412
			Secured Debt	(14)	8/25/2025		15.00%			15.00%	6/20/2030	16,842	6,205	6,205
			Common Equity	(29)	12/22/2021	1,684,211							1,684	—
			Common Equity		8/25/2025	842,000							842	—
													50,459	47,933
KBK Industries, LLC		Manufacturer of Specialty Oilfield and Industrial Products
			Secured Debt		2/24/2023		9.50%				2/24/2028	7,800	7,759	7,800
			Member Units	(8)	1/23/2006	325							783	20,230

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

													8,542	28,030
Kickhaefer Manufacturing Company, LLC		Precision Metal Parts Manufacturing
			Secured Debt		10/31/2018		12.00%				10/31/2026	13,399	13,393	13,393
			Secured Debt		10/31/2018		9.00%				10/31/2048	3,922	3,891	3,891
			Preferred Equity		10/31/2018	581							12,240	15,930
			Member Units	(8) (29)	10/31/2018	800							992	2,760
													30,516	35,974
Metalforming Holdings, LLC		Distributor of Sheet Metal Folding and Metal Forming Equipment
			Secured Debt	(25)	10/19/2022						10/19/2025	—	(1)	—
			Secured Debt		10/19/2022		8.75%				10/19/2027	17,788	17,715	17,788
			Preferred Equity	(8)	10/19/2022	5,915,585	8.00%			8.00%			5,916	5,916
			Common Stock	(8)	10/19/2022	1,537,219							1,537	9,480
													25,167	33,184
Moffitt Holdings, LLC		Bulk Fuel and Lubricants Distributor
			Secured Debt		3/19/2025		13.00%				3/19/2030	34,563	34,257	34,257
			Preferred Equity		3/19/2025	14,300							14,300	15,560
													48,557	49,817
MS Private Loan Fund I, LP	(12) (13)	Investment Partnership
			Secured Debt	(9)	1/26/2021		7.31%	SF+	3.00%		3/24/2026	8,700	8,700	8,700
			LP Interests	(8) (30)	1/26/2021	14.51%							14,250	13,832
													22,950	22,532
MS Private Loan Fund II, LP	(12) (13)	Investment Partnership
			Secured Debt	(9) (25)	9/5/2023			SF+	3.00%		3/5/2029	—	(91)	(91)
			LP Interests	(8) (30)	9/5/2023	12.46%							9,000	9,564
													8,909	9,473
MSC Adviser I, LLC	(16)	Third Party Investment Advisory Services
			Member Units	(8)	11/22/2013	100%							29,500	266,350

MSC Income Fund, Inc.	(12) (13)	Business Development Company
			Common Equity	(8)	5/2/2022	1,433,573							22,326	18,333

MVI MSO, LLC		Vascular Practice Specializing in Comprehensive Vein and Artery Diagnosis and Treatment
			Secured Debt		3/28/2025		13.00%				3/28/2030	9,850	9,763	9,763
			Preferred Equity		3/28/2025	270							2,700	4,770
													12,463	14,533
Mystic Logistics Holdings, LLC		Logistics and Distribution Services Provider for Large Volume Mailers
			Secured Debt	(25)	8/18/2014						1/31/2027	—	—	—
			Secured Debt		8/18/2014		10.00%				1/31/2027	5,746	5,736	5,746

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

		Common Stock	(8)	8/18/2014	5,873							2,720	26,780
												8,456	32,526
NAPCO Precast, LLC	Precast Concrete Manufacturing
		Member Units		1/31/2008	2,955							2,975	11,160
		Member Units	(29)	9/30/2025	2,955							815	2,760
												3,790	13,920
Nello Industries Investco, LLC	Manufacturer of Steel Poles and Towers For Critical Infrastructure
		Secured Debt		6/4/2024		12.50%				6/4/2029	29,672	29,452	29,452
		Preferred Equity	(8)	6/4/2024	336,803							11,197	20,260
												40,649	49,712
NexRev LLC	Provider of Energy Efficiency Products & Services
		Preferred Member Units	(8)	2/28/2018	103,144,186							8,213	12,260

NRP Jones, LLC	Manufacturer of Hoses, Fittings and Assemblies
		Secured Debt		12/21/2017		12.00%				9/18/2028	2,191	2,184	2,046
		Preferred Equity		12/8/2011	495,000							482	1,238
		Member Units		12/22/2011	74,761							114	11
		Member Units		12/22/2011	74,761							3,823	279
		Common Equity	(29)	6/20/2025	927,581							928	928
												7,531	4,502
NuStep, LLC	Designer, Manufacturer and Distributor of Fitness Equipment
		Secured Debt	(9) (17)	1/31/2017		10.91%	SF+	6.50%		1/31/2025	2,200	2,200	2,200
		Secured Debt	(17)	1/31/2017		12.00%				1/31/2025	18,440	18,440	18,440
		Preferred Member Units		11/2/2022	2,400							2,785	6,000
		Preferred Member Units		1/31/2017	486							11,866	12,200
												35,291	38,840
OMi Topco, LLC	Manufacturer of Overhead Cranes
		Secured Debt		8/31/2021		12.00%				12/31/2029	24,000	23,961	24,000
		Preferred Member Units	(8)	4/1/2008	900							1,080	77,900
												25,041	101,900
Orttech Holdings, LLC	Distributor of Industrial Clutches, Brakes and Other Components
		Secured Debt	(9) (25)	7/30/2021			SF+	11.00%		7/31/2026	—	—	—
		Secured Debt	(9)	7/30/2021		15.41%	SF+	11.00%		7/31/2026	20,760	20,725	20,760
		Preferred Stock	(29)	7/30/2021	10,000							10,000	13,450
												30,725	34,210
Pinnacle TopCo, LLC	Manufacturer and Distributor of Garbage Can Liners, Poly Bags, Produce Bags, and Other Similar Products

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

		Secured Debt	(25)	12/21/2023						12/31/2028	—	(10)	—
		Secured Debt		12/21/2023		13.00%				12/31/2028	27,840	27,662	27,840
		Preferred Equity	(8)	12/21/2023	440							12,540	19,640
												40,192	47,480
PPL RVs, Inc.	Recreational Vehicle Dealer
		Secured Debt	(9) (25)	10/31/2019			SF+	7.00%		11/15/2027	—	(4)	—
		Secured Debt	(9)	11/15/2016		11.48%	SF+	7.00%		11/15/2027	15,191	15,116	15,191
		Common Stock	(8)	6/10/2010	2,000							2,150	18,250
		Common Stock	(8) (29)	6/14/2022	238,421							238	575
												17,500	34,016
Principle Environmental, LLC	Noise Abatement Service Provider
		Secured Debt		7/1/2011		13.00%				11/15/2026	4,897	4,875	4,875
		Preferred Member Units	(8)	2/1/2011	21,806							5,709	14,700
		Common Stock		1/27/2021	1,037							1,200	700
												11,784	20,275
Quality Lease Service, LLC	Provider of Rigsite Accommodation Unit Rentals and Related Services
		Member Units		6/8/2015	1,000							7,546	460

River Aggregates, LLC	Processor of Construction Aggregates
		Member Units	(29)	12/20/2013	1,500							369	9,590

Robbins Bros. Jewelry, Inc.	Bridal Jewelry Retailer
		Secured Debt	(14) (25)	12/15/2021						12/15/2026	—	(56)	(56)
		Secured Debt	(14)	12/15/2021		12.50%			10.00%	12/15/2026	33,660	31,983	14,145
		Preferred Equity		12/15/2021	11,070							11,070	—
												42,997	14,089
Tedder Industries, LLC	Manufacturer of Firearm Holsters and Accessories
		Secured Debt	(14) (17)	8/31/2018		12.00%			12.00%	8/31/2023	1,203	861	910
		Secured Debt	(14) (17)	8/31/2018		12.00%			12.00%	8/31/2023	15,200	15,045	2,564
		Preferred Member Units		8/28/2023	6,605							661	—
		Preferred Member Units		2/1/2023	5,643							564	—
		Preferred Member Units		8/31/2018	544							9,245	—
												26,376	3,474
Televerde, LLC	Provider of Telemarketing and Data Services
		Preferred Stock		1/26/2022	248							718	1,794
		Member Units	(8)	1/6/2011	460							1,290	4,822
												2,008	6,616
Trantech Radiator Topco, LLC	Transformer Cooling Products and Services
		Secured Debt	(25)	5/31/2019						5/31/2027	—	(1)	(1)

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt		5/31/2019		13.50%				5/31/2027	7,920	7,875	7,875
			Common Stock	(8)	5/31/2019	615							4,655	13,350
													12,529	21,224
Victory Energy Operations, LLC		Provider of Industrial and Commercial Combustion Systems
			Secured Debt	(25)	10/3/2024						10/3/2029	—	(28)	(28)
			Secured Debt		10/3/2024		13.00%				10/3/2029	48,251	47,865	47,865
			Preferred Equity	(8)	10/3/2024	51,421							22,471	22,870
													70,308	70,707
Volusion, LLC		Provider of Online Software-as-a-Service eCommerce Solutions
			Secured Debt	(17)	3/31/2023		10.00%				3/31/2025	2,100	2,100	2,100
			Preferred Member Units		3/31/2023	5,097,595							2,271	3,669
			Preferred Member Units		3/31/2023	142,512							—	—
			Preferred Member Units		1/26/2015	4,876,670							14,000	—
			Common Stock		3/31/2023	1,802,780							2,576	—
													20,947	5,769
VVS Holdco LLC		Omnichannel Retailer of Animal Health Products
			Secured Debt	(9) (25)	12/1/2021			SF+	6.00%		12/1/2025	—	—	—
			Secured Debt		12/1/2021		11.50%				12/1/2026	24,480	24,423	24,423
			Preferred Equity	(8) (29)	12/1/2021	12,240							12,240	12,240
													36,663	36,663
Ziegler’s NYPD, LLC		Casual Restaurant Group
			Secured Debt		7/31/2025		12.00%				12/31/2027	150	150	150
			Secured Debt		12/30/2024		12.00%				12/31/2027	1,750	1,750	1,686
			Preferred Member Units		6/30/2015	16,878							3,154	130
			Warrants	(27)	7/1/2015	587					10/1/2025		600	—
													5,654	1,966
Subtotal Control investments (82.3% of net assets at fair value)													$1,659,952	$2,416,174
Affiliate Investments (6)
AAC Holdings, Inc.	(11)	Substance Abuse Treatment Service Provider
			Secured Debt		4/1/2025		10.00%			10.00%	6/2/2027	$814	$814	$814
			Secured Debt	(14)	3/28/2025		10.00%			10.00%	6/2/2027	3,109	3,109	3,109
			Secured Debt	(14)	3/28/2025		12.00%			12.00%	6/2/2027	3,109	3,109	3,109
			Preferred Equity		3/28/2025	12,621,635							8,520	6,050
			Common Stock		12/11/2020	654,743							3,148	—
			Warrants	(27)	12/11/2020	574,598					12/11/2025		—	—
													18,700	13,082
Boccella Precast Products LLC		Manufacturer of Precast Hollow Core Concrete

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt		9/23/2021		10.00%				2/28/2027	256	256	256
			Member Units	(8)	6/30/2017	2,160,000							2,256	1,820
													2,512	2,076
Buca C, LLC		Casual Restaurant Group
			Secured Debt	(14) (17)	8/7/2024		15.00%			15.00%	11/4/2024	7,897	6,109	—
			Secured Debt	(14) (17)	6/28/2024		15.00%			15.00%	4/1/2025	17	—	—
			Secured Debt	(14) (17)	6/30/2015		15.00%			15.00%	8/31/2023	10,697	5,862	—
			Preferred Member Units		6/30/2015	6	6.00%			6.00%			4,770	—
													16,741	—
Career Team Holdings, LLC		Provider of Workforce Training and Career Development Services
			Secured Debt	(9) (25)	12/17/2021			SF+	6.00%		6/5/2030	—	(41)	(41)
			Secured Debt		12/17/2021		13.00%				6/5/2030	21,892	21,531	21,531
			Common Stock		12/17/2021	516,617							5,166	5,370
													26,656	26,860
CenterPeak Holdings, LLC		Executive Search Services
			Secured Debt		12/10/2021		15.00%				12/10/2026	1,800	1,793	1,800
			Secured Debt		12/10/2021		15.00%				12/10/2026	21,507	21,453	21,507
			Preferred Equity	(8)	12/10/2021	3,310							3,635	23,530
													26,881	46,837
Classic H&G Holdings, LLC		Provider of Engineered Packaging Solutions
			Preferred Member Units		3/12/2020	154							—	1,960

Congruent Credit Opportunities Funds	(12) (13)	Investment Partnership
			LP Interests (Congruent Credit Opportunities Fund III, LP)	(8) (30)	2/4/2015	12.49%							1,277	662

Connect Telecommunications Solutions Holdings, Inc.	(13) (21)	Value-Added Distributor of Fiber Products and Equipment
			Secured Debt		10/9/2024		13.00%				10/9/2029	25,056	24,856	24,856
			Preferred Equity		10/9/2024	22,304							12,596	12,596
													37,452	37,452
DMA Industries, LLC		Distributor of Aftermarket Ride Control Products
			Secured Debt		6/18/2024		12.00%				6/18/2029	560	556	560
			Secured Debt		11/19/2021		12.00%				6/18/2029	14,400	14,343	14,400
			Preferred Equity		11/19/2021	5,944							5,944	8,434
			Preferred Equity	(8)	6/18/2024	3,068	15.00%			15.00%			3,617	4,907
													24,460	28,301
Dos Rios Partners	(12) (13)	Investment Partnership

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			LP Interests (Dos Rios Partners, LP)	(30)	4/25/2013	20.24%							6,032	7,719
			LP Interests (Dos Rios Partners - A, LP)	(30)	4/25/2013	6.43%							1,915	2,451
													7,947	10,170
Dos Rios Stone Products LLC	(10)	Limestone and Sandstone Dimension Cut Stone Mining Quarries
			Class A Preferred Units	(29)	6/27/2016	2,000,000							2,000	—

EIG Fund Investments	(12) (13)	Investment Partnership
			LP Interests (EIG Global Private Debt Fund-A, L.P.)	(8)	11/6/2015	5,000,000							84	37

FCC Intermediate Holdco, LLC		Supply Chain Management Services
			Secured Debt		5/28/2024		13.00%				5/29/2029	31,570	28,621	31,570
			Warrants	(8) (27)	5/28/2024	12					5/28/2034		3,920	15,140
													32,541	46,710
Freeport Financial Funds	(12) (13)	Investment Partnership
			LP Interests (Freeport Financial SBIC Fund LP)	(30)	3/23/2015	9.30%							2,580	1,843
			LP Interests (Freeport First Lien Loan Fund III LP)	(30)	7/31/2015	5.95%							671	193
													3,251	2,036
FRG AcquireCo, LLC		Technology Focused Risk Management Advisory Firm
			Secured Debt	(25)	9/22/2025						9/22/2030	—	(20)	(20)
			Secured Debt		9/22/2025		13.00%				9/22/2030	10,500	10,397	10,397
			Preferred Equity		9/22/2025	3,500							3,500	3,500
													13,877	13,877
GFG Group, LLC		Grower and Distributor of a Variety of Plants and Products to Other Wholesalers, Retailers and Garden Centers
			Secured Debt		3/31/2021		8.00%				3/31/2026	14,053	14,047	14,053
			Preferred Member Units	(8)	3/31/2021	226							4,900	10,940
													18,947	24,993
Gulf Manufacturing, LLC	(13) (21)	Manufacturer of Specialty Fabricated Industrial Piping Products
			Secured Debt	(25)	3/15/2024			SF+	7.62%		3/15/2029	—	(34)	(34)
			Secured Debt		3/15/2024		11.94%	SF+	7.62%		3/15/2029	37,500	37,244	37,244
			Member Units	(8)	8/31/2007	438							2,980	14,600
			Common Stock	(29)	11/18/2024	888							888	1,450
													41,078	53,260

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (HPEP 3, L.P.)	(30)	8/9/2017	8.22%							1,762	4,132
			LP Interests (HPEP 4, L.P.)	(30)	7/12/2022	11.61%							6,409	7,257
			LP Interests (423 HAR, L.P.)	(30)	6/2/2023	15.60%							750	1,226
													8,921	12,615
Hawk Ridge Systems, LLC		Value-Added Reseller of Engineering Design and Manufacturing Solutions
			Secured Debt	(9)	12/2/2016		10.48%	SF+	6.00%		1/15/2026	2,170	2,169	2,170
			Secured Debt		12/2/2016		12.00%				1/15/2026	45,256	45,240	45,256
			Preferred Member Units	(8)	12/2/2016	226							2,850	24,560
			Preferred Member Units	(29)	12/2/2016	226							150	1,290
													50,409	73,276
Houston Plating and Coatings, LLC		Provider of Plating and Industrial Coating Services
			Unsecured Convertible Debt		5/1/2017		10.00%				4/2/2026	3,000	3,000	3,000
			Member Units	(8)	1/8/2003	322,297							2,352	4,350
													5,352	7,350
Independent Pet Partners Intermediate Holdings, LLC	(10)	Omnichannel Retailer of Specialty Pet Products
			Common Equity		4/7/2023	18,006,407							18,300	19,000

Infinity X1 Holdings, LLC		Manufacturer and Supplier of Personal Lighting Products
			Secured Debt		3/31/2023		13.00%				3/31/2028	15,524	15,512	15,524
			Preferred Equity	(8)	3/31/2023	87,360							4,368	6,620
													19,880	22,144
Integral Energy Services	(10)	Nuclear Power Staffing Services
			Secured Debt	(9)	8/20/2021		12.05%	SF+	7.50%		8/20/2026	12,273	12,227	12,030
			Preferred Equity	(8)	12/7/2023	3,188	10.00%			10.00%			274	527
			Preferred Equity		6/3/2025	1,067	10.00%			10.00%			114	190
			Common Stock		8/20/2021	9,968							1,356	690
													13,971	13,437
Iron-Main Investments, LLC		Consumer Reporting Agency Providing Employment Background Checks and Drug Testing
			Secured Debt		8/2/2021		13.00%				1/31/2028	4,514	4,498	4,498
			Secured Debt		9/1/2021		13.00%				1/31/2028	2,940	2,930	2,930
			Secured Debt		11/15/2021		13.00%				1/31/2028	8,944	8,944	8,944
			Secured Debt		11/15/2021		13.00%				1/31/2028	17,624	17,562	17,562
			Secured Debt		1/31/2023		13.00%				1/31/2028	9,554	9,405	9,405
			Preferred Equity		6/26/2024	711	25.00%			25.00%			711	970
			Preferred Equity		9/26/2025	155	25.00%			25.00%			155	155

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Common Stock		8/3/2021	203,016							2,756	2,700
													46,961	47,164
ITA Holdings Group, LLC		Air Ambulance Services
			Secured Debt	(9)	6/21/2023		11.46%	SF+	7.00%		6/21/2027	1,180	1,171	1,180
			Secured Debt	(9)	6/30/2025		11.46%	SF+	7.00%		6/21/2027	2,360	2,341	2,360
			Secured Debt	(9)	6/21/2023		11.46%	SF+	7.00%		6/21/2027	4,935	4,469	4,935
			Secured Debt	(9)	6/21/2023		11.46%	SF+	7.00%		6/21/2027	4,935	4,469	4,935
			Secured Debt	(9)	6/30/2025		11.46%	SF+	7.00%		6/21/2027	1,770	1,764	1,770
			Warrants	(8) (27)	6/21/2023	193,307					6/21/2033		2,091	13,480
													16,305	28,660
KMS, LLC	(10)	Wholesaler of Closeout and Value-Priced Products
			Secured Debt		2/10/2025		12.50%			12.50%	10/1/2028	1,171	1,145	1,145
			Secured Debt		2/10/2025		12.50%			12.50%	10/1/2028	1,008	1,008	1,008
			Preferred Equity		2/10/2025	9,213							4,890	5,140
													7,043	7,293
Mills Fleet Farm Group, LLC	(10)	Omnichannel Retailer of Work, Farm and Lifestyle Merchandise
			Secured Debt	(9)	12/19/2024		9.78%	SF+	5.50%	9.78%	12/31/2026	2,832	2,832	2,832
			Secured Debt	(9)	4/11/2025		9.70%	SF+	5.50%	9.70%	12/31/2026	1,672	1,672	1,672
			Preferred Equity	(8) (29)	12/19/2024	66,306							14,669	12,280
													19,173	16,784
MoneyThumb Acquisition, LLC		Provider of Software-as-a-Service Financial File Conversion and Reconciliation
			Secured Debt		8/19/2024		14.00%				8/19/2029	8,960	8,464	8,464
			Preferred Member Units	(8)	8/19/2024	163,282	12.00%			12.00%			1,867	1,867
			Warrants	(27)	8/19/2024	59,368					8/19/2029		594	594
													10,925	10,925
OnAsset Intelligence, Inc.		Provider of Transportation Monitoring / Tracking Products and Services
			Secured Debt	(14)	4/18/2011		12.00%			12.00%	12/31/2025	4,415	4,415	455
			Secured Debt	(14)	5/10/2013		12.00%			12.00%	12/31/2025	2,116	2,116	218
			Secured Debt	(14)	3/21/2014		12.00%			12.00%	12/31/2025	983	983	100
			Secured Debt	(14)	5/20/2014		12.00%			12.00%	12/31/2025	964	964	99
			Unsecured Debt	(14)	6/5/2017		10.00%			10.00%	12/31/2025	305	305	305
			Preferred Stock		4/18/2011	912	7.00%			7.00%			1,981	—
			Common Stock		4/15/2021	635							830	—
			Warrants	(27)	4/18/2011	4,699					5/10/2027		1,089	—
													12,683	1,177
Oneliance, LLC		Construction Cleaning Company
			Preferred Stock	(8)	8/6/2021	1,128							1,128	3,270

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

RA Outdoors LLC	(10)	Software Solutions Provider for Outdoor Activity Management
			Secured Debt	(9)	4/8/2021		11.25%	SF+	6.75%	11.25%	4/8/2026	1,395	1,393	1,150
			Secured Debt	(9) (25)	4/8/2021			SF+	6.75%		4/8/2026	—	—	—
			Secured Debt	(9) (25)	2/5/2025			SF+	6.75%		4/8/2026	—	—	—
			Secured Debt	(9)	4/8/2021		11.25%	SF+	6.75%	11.25%	4/8/2026	14,586	14,568	12,025
			Secured Debt	(9) (25)	7/17/2025			SF+	6.75%		6/30/2027	—	—	—
			Common Equity		8/12/2024	110							—	—
													15,961	13,175
Revenue Recovery Holdings, LLC		Third Party Tax Collection Services
			Secured Debt	(25)	7/25/2025						7/2/2030	—	(19)	(19)
			Secured Debt		7/25/2025		14.00%				7/2/2030	7,700	7,627	7,627
			Preferred Equity		7/25/2025	104,904							1,049	1,049
													8,657	8,657
RFG AcquireCo, LLC		Aerial Survey, Aerial Survey Equipment Sales & Rental, Aircraft Maintenance
			Secured Debt	(25)	6/2/2025						6/2/2027	—	(8)	(8)
			Secured Debt	(25)	6/2/2025						6/2/2030	—	—	—
			Secured Debt		6/2/2025		12.50%				6/2/2030	34,000	33,683	33,683
			Preferred Equity		6/2/2025	11,401							11,401	11,401
													45,076	45,076
SI East, LLC		Rigid Industrial Packaging Manufacturing
			Secured Debt		8/31/2018		11.85%				6/16/2028	2,250	2,239	2,250
			Secured Debt	(23)	6/16/2023		12.78%				6/16/2028	67,035	66,945	67,035
			Preferred Member Units		8/31/2018	165							1,525	14,290
													70,709	83,575
Slick Innovations, LLC		Text Message Marketing Platform
			Secured Debt		9/13/2018		14.00%				3/21/2030	25,080	24,834	25,080
			Common Stock	(8)	9/13/2018	70,000							—	1,990
													24,834	27,070
Specialized Aviation Holdings, LLC		Distributor and Service and Maintenance Provider for Specialty Aircraft
			Secured Debt		8/29/2025		13.00%				8/29/2030	30,000	29,710	29,710
			Preferred Stock		8/29/2025	25,000							15,000	15,000
													44,710	44,710
Student Resource Center, LLC	(10)	Higher Education Services
			Secured Debt		9/11/2024		8.50%			8.50%	12/31/2027	217	217	774
			Secured Debt	(14)	12/31/2022		8.50%			8.50%	12/31/2027	5,327	4,884	1,346
			Preferred Equity		12/31/2022	5,907,649							—	—
													5,101	2,120

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)	PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Superior Rigging & Erecting Co.		Provider of Steel Erecting, Crane Rental & Rigging Services
			Preferred Member Units		8/31/2020	1,636						4,500	16,720

The Affiliati Network, LLC		Performance Marketing Solutions
			Secured Debt		8/9/2021		10.00%			8/9/2026	560	557	557
			Secured Debt		8/9/2021		10.00%			8/9/2026	4,801	4,792	4,652
			Preferred Stock		9/1/2023	312,910						313	313
			Preferred Stock	(8)	8/9/2021	1,280,000						6,400	6,400
												12,062	11,922
UnionRock Energy Fund II, LP	(12) (13)	Investment Partnership
			LP Interests	(30)	6/15/2020	11.11%						2,746	4,128

UnionRock Energy Fund III, LP	(12) (13)	Investment Partnership
			LP Interests	(8) (30)	6/6/2023	14.91%						4,722	5,162

UniTek Global Services, Inc.	(11)	Provider of Outsourced Infrastructure Services
			Preferred Stock		8/21/2018	11,450,416	20.00%		20.00%			8,416	9,388
			Preferred Stock		6/30/2017	21,382,147	19.00%		19.00%			3,667	—
			Preferred Stock		1/15/2015	42,338,440	13.50%		13.50%			7,924	—
			Common Stock		4/1/2020	2,370,059						—	—
												20,007	9,388
Urgent DSO LLC		General and Emergency Dentistry Practice
			Secured Debt		2/16/2024		13.50%			2/16/2029	8,800	8,740	8,740
			Preferred Equity	(8)	2/16/2024	4,000	9.00%		9.00%			4,614	4,614
												13,354	13,354
Wildcats Topco LLC		Provider of Veterinary Services and Products
			Common Equity		5/8/2025	22,426,711						22,427	22,760

World Micro Holdings, LLC		Supply Chain Management
			Secured Debt		12/12/2022		11.00%			12/12/2027	9,886	9,844	9,844
			Preferred Equity	(8)	12/12/2022	3,845						3,845	3,845
												13,689	13,689
Subtotal Affiliate investments (30.4% of net assets at fair value)												$814,010	$892,914
Non-Control/Non-Affiliate Investments (7)
Adams Publishing Group, LLC	(10)	Local Newspaper Operator

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt	(9) (33)	3/11/2022		11.00%	SF+	7.00%	1.00%	3/11/2027	$7,980	$7,980	$7,945
			Secured Debt	(9) (33)	3/11/2022		11.00%	SF+	7.00%	1.00%	3/11/2027	17,070	17,054	16,996
													25,034	24,941
AGS American Glass Services Acquisition, LLC	(10)	Provider of Custom Glass Fabrication & Installation and Specialty Coating Solutions
			Secured Debt	(9)	7/24/2025		9.64%	SF+	5.50%		7/24/2031	268	232	232
			Secured Debt	(9) (25)	7/24/2025			SF+	5.50%		7/24/2031	—	(20)	(20)
			Secured Debt	(9)	7/24/2025		9.66%	SF+	5.50%		7/24/2031	10,067	9,922	9,922
			Preferred Equity		7/24/2025	7,292							729	729
													10,863	10,863
Airo Purchaser, Inc.	(10)	Provider of HVAC and Plumbing Installation Services
			Secured Debt	(9) (25)	8/1/2025			SF+	5.50%		8/1/2030	—	(67)	(67)
			Secured Debt	(9) (25)	8/1/2025			SF+	5.50%		8/1/2030	—	(33)	(33)
			Secured Debt	(9)	8/1/2025		9.80%	SF+	5.50%		8/1/2030	27,595	27,128	27,128
			Common Equity		8/1/2025	1,521							1,521	1,521
													28,549	28,549
AMEREQUIP LLC	(10)	Full Services Provider Including Design, Engineering and Manufacturing of Commercial and Agricultural Equipment
			Common Stock	(8)	8/31/2022	235							1,844	100

American Health Staffing Group, Inc.	(10)	Healthcare Temporary Staffing
			Secured Debt	(9) (25)	11/19/2021			P+	5.00%		11/19/2026	—	(3)	(3)
			Secured Debt	(9)	11/19/2021		12.50%	P+	5.00%		11/19/2026	5,600	5,586	5,600
													5,583	5,597
ArborWorks, LLC	(10)	Vegetation Management Services
			Secured Debt		11/6/2023		15.00%			15.00%	11/6/2028	2,857	2,857	2,857
			Secured Debt	(9)	11/6/2023		10.75%	SF+	6.50%	10.75%	11/6/2028	8,746	8,746	8,746
			Preferred Equity		11/6/2023	32,507							14,060	15,836
			Preferred Equity		11/6/2023	32,507							—	—
			Common Equity		11/9/2021	3,898							234	—
													25,897	27,439
Archer Systems, LLC	(10)	Mass Tort Settlement Administration Solutions Provider
			Common Stock	(8)	8/11/2022	1,387,832							1,388	2,380

ATS Operating, LLC	(10)	For-Profit Thrift Retailer
			Secured Debt	(9) (32)	1/18/2022		10.53%	SF+	6.00%		1/18/2028	1,620	1,549	1,620
			Secured Debt	(9)	1/18/2022		9.55%	SF+	5.00%		1/18/2028	6,660	6,660	6,660
			Secured Debt	(9)	1/18/2022		11.55%	SF+	7.00%		1/18/2028	6,660	6,660	6,660

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Common Stock		1/18/2022	720,000							720	920
													15,589	15,860
AVEX Aviation Holdings, LLC	(10)	Specialty Aircraft Dealer & MRO Provider
			Secured Debt	(9) (25)	12/23/2022			SF+	7.25%		12/23/2027	—	(67)	(67)
			Secured Debt	(9)	12/23/2022		11.40%	SF+	7.25%		12/23/2027	23,607	23,176	23,607
			Common Equity	(8)	12/15/2021	984							934	920
													24,043	24,460
Berry Aviation, Inc.	(10)	Charter Airline Services
			Preferred Member Units	(29)	3/8/2024	286,109							286	—
			Preferred Member Units	(29)	11/12/2019	122,416							—	—
			Preferred Member Units	(29)	7/6/2018	1,548,387							—	—
													286	—
Bettercloud, Inc.	(10)	SaaS Provider of Workflow Management and Business Application Solutions
			Secured Debt	(9) (14)	6/30/2022		14.56%	SF+	10.25%	7.25%	6/30/2028	503	454	81
			Secured Debt	(9) (14) (38)	6/30/2025		14.56%	SF+	10.25%	7.25%	6/30/2028	3,700	2,199	590
			Secured Debt	(9) (14)	6/30/2022		14.58%	SF+	10.25%	7.25%	6/30/2028	31,792	31,484	5,070
			Secured Debt	(9) (14) (38)	6/30/2025		14.58%	SF+	10.25%	7.25%	6/30/2028	100,947	4,071	16,099
													38,208	21,840
Binswanger Enterprises, LLC	(10)	Glass Repair and Installation Service Provider
			Member Units		3/10/2017	1,050,000							1,050	1,060

Bluestem Brands, Inc.	(11)	Multi-Channel Retailer of General Merchandise
			Secured Debt	(9) (14)	1/9/2024		12.89%	SF+	8.50%	11.89%	1/31/2026	202	130	55
			Secured Debt	(9) (14)	10/19/2022		15.00%	P+	7.50%	14.75%	1/31/2026	3,150	3,150	845
			Secured Debt	(9) (14)	8/28/2020		12.89%	SF+	8.50%	12.89%	1/31/2026	4,183	3,961	1,122
			Common Stock		10/1/2020	723,184							1	—
			Warrants	(27)	10/19/2022	163,295					10/19/2032		1,036	—
													8,278	2,022
B-O-F Corporation	(10)	Manufacturer of Gravity Flow Shelving Solutions for Retail Applications
			Secured Debt	(9) (25)	2/3/2025			SF+	5.75%		2/3/2030	—	(18)	(18)
			Secured Debt	(9)	2/3/2025		9.04%	SF+	4.75%		2/3/2030	4,145	4,082	4,112
			Secured Debt	(9)	2/3/2025		11.04%	SF+	6.75%		2/3/2030	4,145	4,082	4,112
			Common Equity		2/3/2025	248,718							249	249
													8,395	8,455
Bond Brand Loyalty ULC	(10) (13) (21)	Provider of Loyalty Marketing Services
			Secured Debt	(9)	5/1/2023		11.44%	SF+	7.00%		5/1/2028	571	556	571

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt	(9)	5/1/2023		10.44%	SF+	6.00%		5/1/2028	6,293	6,227	6,293
			Secured Debt	(9)	5/1/2023		12.44%	SF+	8.00%		5/1/2028	6,293	6,227	6,293
			Preferred Equity		5/1/2023	571							571	550
			Common Equity		5/1/2023	571							—	—
													13,581	13,707
BP Loenbro Holdings Inc.	(10)	Specialty Industrial Maintenance Services
			Secured Debt	(9)	2/1/2024		10.01%	SF+	5.75%		2/1/2029	899	761	899
			Secured Debt	(9)	2/1/2024		10.14%	SF+	5.75%		2/1/2029	2,984	2,922	2,984
			Secured Debt	(9)	2/1/2024		10.17%	SF+	5.75%		2/1/2029	25,673	25,323	25,673
			Secured Debt	(9)	1/2/2025		10.14%	SF+	5.75%		2/1/2029	9,410	9,294	9,410
			Secured Debt	(9)	7/1/2025		10.14%	SF+	5.75%		2/1/2029	14,899	14,622	14,899
			Common Equity		2/1/2024	2,583,963							2,709	7,420
													55,631	61,285
Brainworks Software, LLC	(10)	Advertising Sales and Newspaper Circulation Software
			Secured Debt	(9) (14) (17)	8/12/2014		15.25%	P+	7.25%		7/22/2019	761	761	—
			Secured Debt	(9) (14) (17)	8/12/2014		15.25%	P+	7.25%		7/22/2019	7,056	7,056	—
													7,817	—
Brightwood Capital Fund Investments	(12) (13)	Investment Partnership
			LP Interests (Brightwood Capital Fund III, LP)	(30)	7/21/2014	1.59%							5,079	2,788
			LP Interests (Brightwood Capital Fund IV, LP)	(8) (30)	10/26/2016	0.59%							3,375	3,484
			LP Interests (Brightwood Capital Fund V, LP)	(8) (30)	7/12/2021	0.72%							4,900	5,201
													13,354	11,473
Burning Glass Intermediate Holding Company, Inc.	(10)	Provider of Skills-Based Labor Market Analytics
			Secured Debt	(9)	6/14/2021		9.43%	SF+	5.00%		6/10/2026	1,758	1,753	1,758
			Secured Debt	(9)	6/14/2021		9.15%	SF+	5.00%		6/10/2028	16,956	16,835	16,956
													18,588	18,714
CaseWorthy, Inc.	(10)	SaaS Provider of Case Management Solutions
			Common Equity		12/30/2022	325,408							325	660

Channel Partners Intermediateco, LLC	(10)	Outsourced Consumer Services Provider
			Secured Debt	(9) (32)	2/7/2022		11.20%	SF+	6.75%		2/7/2027	5,593	5,519	5,593
			Secured Debt	(9)	2/7/2022		11.23%	SF+	6.75%		2/7/2027	35,887	35,690	35,887
			Secured Debt	(9)	6/24/2022		11.23%	SF+	6.75%		2/7/2027	1,988	1,978	1,988
			Secured Debt	(9)	3/27/2023		11.23%	SF+	6.75%		2/7/2027	4,806	4,762	4,806
													47,949	48,274

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Clarius BIGS, LLC	(10)	Prints & Advertising Film Financing
			Secured Debt	(14) (17)	9/23/2014						1/5/2015	2,633	2,633	12

Computer Data Source, LLC	(10)	Third Party Maintenance Provider to the Data Center Ecosystem
			Secured Debt	(9) (32)	8/6/2021		12.61%	SF+	8.25%	12.61%	8/6/2026	8,573	8,529	7,886
			Secured Debt	(9)	8/6/2021		12.64%	SF+	8.25%	12.64%	8/6/2026	20,860	20,798	19,175
													29,327	27,061
Core Transformers	(10)	Refurbisher and Distributor of Electric Transformers
			Secured Debt	(9) (25)	9/24/2025			SF+	5.50%		9/23/2031	—	(62)	(62)
			Secured Debt	(9) (25)	9/24/2025			SF+	5.50%		9/23/2031	—	(62)	(62)
			Secured Debt	(9)	9/24/2025		9.66%	SF+	5.50%		9/23/2031	6,269	6,146	6,146
			Common Equity		9/24/2025	626,923							627	627
													6,649	6,649
Coregistics Buyer LLC	(10) (13) (21)	Contract Packaging Service Provider
			Secured Debt	(9)	6/29/2024		10.70%	SF+	6.50%		6/28/2029	1,669	1,603	1,669
			Secured Debt	(9)	6/29/2024		10.81%	SF+	6.50%		6/28/2029	10,597	10,405	10,597
			Secured Debt	(9)	8/15/2024		10.69%	SF+	6.50%		6/28/2029	7,064	6,956	7,064
			Secured Debt	(9)	6/29/2024		11.06%	SF+	6.75%		6/28/2029	31,760	31,166	31,264
													50,130	50,594
CQ Fluency, LLC	(10)	Global Language Services Provider
			Secured Debt	(9) (25)	12/27/2023			SF+	6.75%		6/27/2027	—	(33)	(33)
			Secured Debt	(9)	12/27/2023		10.85%	SF+	6.75%		6/27/2027	10,406	10,252	10,406
													10,219	10,373
Creative Foam Corporation	(10)	Manufacturer of Custom Engineered Die Cut, Formed Foam, Nonwoven, and Multi-material Component Solutions for the Automotive and Healthcare Markets
			Secured Debt	(9) (25)	6/27/2024			SF+	6.50%		6/27/2029	—	(197)	(197)
			Secured Debt	(9)	6/27/2024		10.50%	SF+	6.50%		6/27/2029	90,356	88,986	90,356
			Secured Debt	(9)	3/4/2025		10.79%	SF+	6.50%		6/27/2029	5,635	5,530	5,635
			Common Equity		3/4/2025	10,851							1,085	930
													95,404	96,724
Dalton US Inc.	(10)	Provider of Supplemental Labor Services
			Common Stock		8/16/2022	515							720	650

DTE Enterprises, LLC	(10)	Industrial Powertrain Repair and Services
			Class AA Preferred Member Units (non-voting)		4/13/2018		10.00%			10.00%			1,316	—
			Class A Preferred Member Units		4/13/2018	776,316	8.00%			8.00%			776	—

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

													2,092	—
Dynamic Communities, LLC	(10)	Developer of Business Events and Online Community Groups
			Secured Debt	(9)	12/20/2022		12.26%	SF+	8.00%	12.26%	12/31/2026	2,534	2,402	2,534
			Secured Debt	(9)	12/20/2022		13.26%	SF+	9.00%		12/31/2026	2,493	2,260	2,463
			Preferred Equity		12/20/2022	125,000							128	110
			Preferred Equity		12/20/2022	2,376,241							—	—
			Common Equity		12/20/2022	1,250,000							—	—
													4,790	5,107
Electro Technical Industries, LLC	(10)	Manufacturer of Mission-Critical Electrical Distribution Systems
			Secured Debt	(9) (25)	3/31/2025			SF+	5.50%		3/31/2030	—	(157)	(157)
			Secured Debt	(9)	3/31/2025		9.66%	SF+	5.50%		3/31/2030	50,476	49,576	50,404
			Common Equity		3/31/2025	1,464,286							1,464	1,890
													50,883	52,137
Emerald Technologies Acquisition Co, Inc.	(11)	Design & Manufacturing
			Secured Debt	(9)	2/10/2022		10.60%	SF+	6.25%		12/29/2027	9,394	9,281	6,576

EnCap Energy Fund Investments	(12) (13)	Investment Partnership
			LP Interests (EnCap Energy Capital Fund VIII, L.P.)	(8) (30)	1/22/2015	0.14%							3,445	1,846
			LP Interests (EnCap Energy Capital Fund VIII Co- Investors, L.P.)	(8) (30)	1/21/2015	0.38%							1,841	817
			LP Interests (EnCap Energy Capital Fund IX, L.P.)	(8) (30)	1/22/2015	0.10%							3,198	1,118
			LP Interests (EnCap Energy Capital Fund X, L.P.)	(8) (30)	3/25/2015	0.15%							6,961	4,660
			LP Interests (EnCap Energy Capital Fund XII, L.P.)	(8) (30)	8/31/2023	0.19%							4,906	5,102
			LP Interests (EnCap Flatrock Midstream Fund II, L.P.)	(8) (30)	3/30/2015	0.84%							3,799	15
			LP Interests (EnCap Flatrock Midstream Fund III, L.P.)	(8) (30)	3/27/2015	0.25%							3,371	1,878
													27,521	15,436
Escalent, Inc.	(10)	Market Research and Consulting Firm
			Secured Debt	(9)	4/7/2023		9.99%	SF+	6.00%		4/7/2029	504	481	504
			Secured Debt	(9)	10/2/2024		10.00%	SF+	6.00%		4/7/2029	1,364	1,346	1,364
			Secured Debt	(9)	4/7/2023		10.00%	SF+	6.00%		4/7/2029	25,716	25,260	25,716
			Common Equity	(8)	4/7/2023	649,794							663	910
													27,750	28,494

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Event Holdco, LLC	(10)	Event and Learning Management Software for Healthcare Organizations and Systems
			Secured Debt	(9)	12/22/2021		11.26%	SF+	7.00%		12/22/2026	3,692	3,683	3,692
			Secured Debt	(9)	12/22/2021		11.26%	SF+	7.00%		12/22/2026	48,174	48,064	48,174
													51,747	51,866
Fuse, LLC	(11)	Cable Networks Operator
			Secured Debt		6/30/2019		12.00%				12/31/2028	1,810	1,810	558
			Common Stock		6/30/2019	10,429							256	—
													2,066	558
Garyline, LLC	(10)	Manufacturer of Consumer Plastic Products
			Secured Debt	(9) (32)	4/14/2025		11.20%	SF+	7.00%		10/14/2027	3,080	2,999	3,080
			Secured Debt	(9)	4/14/2025		11.14%	SF+	7.00%		10/14/2027	28,789	28,325	28,789
			Common Equity		11/10/2023	705,882							706	450
													32,030	32,319
GradeEight Corp.	(10)	Distributor of Maintenance and Repair Parts
			Secured Debt	(9) (25)	10/4/2024			P+	6.25%		10/4/2029	—	(80)	(80)
			Secured Debt	(9) (25)	10/4/2024			SF+	7.25%		10/4/2029	—	(40)	(40)
			Secured Debt	(9) (26)	10/4/2024		11.47%	SF+	7.25%		10/4/2029	31,010	30,514	30,270
			Common Equity		10/4/2024	1,365							1,365	960
													31,759	31,110
GS HVAM Intermediate, LLC	(10)	Specialized Food Distributor
			Secured Debt	(9) (32)	10/18/2019		10.81%	SF+	6.50%		11/30/2026	4,040	4,019	4,040
			Secured Debt	(9)	10/18/2019		10.85%	SF+	6.50%		11/30/2026	10,419	10,363	10,419
			Secured Debt	(9)	9/15/2023		10.85%	SF+	6.50%		11/30/2026	935	930	935
			Secured Debt	(9)	12/22/2023		10.85%	SF+	6.50%		11/30/2026	223	222	223
			Secured Debt	(9)	8/22/2024		10.85%	SF+	6.50%		11/30/2026	6,026	5,991	6,026
													21,525	21,643
GULF PACIFIC ACQUISITION, LLC	(10)	Rice Processor and Merchandiser
			Secured Debt	(9) (32)	9/30/2022		11.26%	SF+	7.00%		9/30/2028	454	443	419
			Secured Debt	(9)	9/30/2022		11.24%	SF+	7.00%		9/30/2028	295	286	273
			Secured Debt	(9)	9/30/2022		11.26%	SF+	7.00%		9/30/2028	3,551	3,507	3,271
													4,236	3,963
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (423 AER II, LP)	(30)	6/2/2025	4.13%							1,526	1,526

HDC/HW Intermediate Holdings	(10)	Managed Services and Hosting Provider
			Secured Debt	(9) (26)	5/1/2025		13.34%	SF+	9.00%		6/21/2026	91	91	91

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt	(9)	3/7/2024		9.01%	SF+	3.50%	2.50%	6/21/2026	2,681	2,633	2,631
			Secured Debt	(14)	3/7/2024		2.50%			2.50%	6/21/2026	1,626	713	72
			Common Equity		3/7/2024	64,029							—	—
													3,437	2,794
Hornblower Sub, LLC	(10)	Marine Tourism and Transportation
			Secured Debt	(9) (32)	7/3/2024		9.65%	SF+	5.50%		7/3/2029	4,170	4,133	4,112
			Secured Debt	(9)	7/3/2024		9.80%	SF+	5.50%		7/3/2029	32,682	32,417	32,228
													36,550	36,340
HOWLCO LLC	(11) (13) (21)	Provider of Accounting and Business Development Software to Real Estate End Markets
			Secured Debt	(9)	8/19/2021		10.97%	SF+	6.50%	3.50%	10/23/2027	26,944	26,944	26,375

Hybrid Promotions, LLC	(10)	Wholesaler of Licensed, Branded and Private Label Apparel
			Secured Debt	(9)	6/30/2021		12.54%	SF+	8.25%		12/31/2027	7,200	7,105	7,200

IG Parent Corporation	(11)	Software Engineering
			Secured Debt	(9) (25)	7/30/2021			SF+	5.75%		7/30/2028	—	(9)	—
			Secured Debt	(9)	7/30/2021		10.01%	SF+	5.75%		7/30/2028	10,154	10,090	10,154
			Secured Debt	(9)	7/30/2021		10.01%	SF+	5.75%		7/30/2028	4,865	4,832	4,865
													14,913	15,019
Imaging Business Machines, L.L.C.	(10)	Technology Hardware & Equipment
			Common Equity		6/8/2023	849							1,166	980

Implus Footcare, LLC	(10)	Provider of Footwear and Related Accessories
			Secured Debt	(9) (26)	6/13/2025		10.01%	SF+	6.00%	4.00%	10/30/2028	1,924	1,924	1,924
			Secured Debt	(9)	7/31/2025		10.31%	SF+	6.00%	10.31%	10/30/2028	4,314	4,314	4,314
			Common Equity		7/31/2025	4,238,917							5,680	5,820
													11,918	12,058
Insight Borrower Corporation	(10)	Test, Inspection, and Certification Instrument Provider
			Secured Debt	(9)	7/19/2023		10.57%	SF+	6.25%		7/19/2028	206	163	195
			Secured Debt	(9)	7/19/2023		10.58%	SF+	6.25%		7/19/2029	14,154	13,844	13,364
			Common Equity		7/19/2023	131,100							656	270
													14,663	13,829
Inspire Aesthetics Management, LLC	(10)	Surgical and Non-Surgical Plastic Surgery and Aesthetics Provider
			Secured Debt	(9)	4/3/2023		14.38%	SF+	10.00%	2.00%	4/3/2028	853	841	797
			Secured Debt	(9)	4/3/2023		14.38%	SF+	10.00%	2.00%	4/3/2028	7,304	7,211	6,824
			Secured Debt	(9)	6/14/2023		14.38%	SF+	10.00%	2.00%	4/3/2028	2,938	2,903	2,745
			Secured Debt	(9)	12/31/2024		14.38%	SF+	10.00%	2.00%	4/3/2028	339	339	316

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Common Equity		4/3/2023	177,594							463	97
													11,757	10,779
Interface Security Systems, L.L.C	(10)	Commercial Security & Alarm Services
			Secured Debt	(17) (32)	12/9/2021		14.20%	SF+	10.00%	14.20%	8/7/2023	2,309	2,309	1,932
			Secured Debt	(9) (14) (17)	8/7/2019		11.43%	SF+	7.00%	11.43%	8/7/2023	7,313	7,237	5
			Common Stock		12/7/2021	2,143							—	—
													9,546	1,937
Invincible Boat Company, LLC.	(10)	Manufacturer of Sport Fishing Boats
			Secured Debt	(9)	8/28/2019		11.81%	SF+	7.50%		3/31/2028	1,037	1,030	958
			Secured Debt	(9)	8/28/2019		11.81%	SF+	7.50%	3.81%	3/31/2028	16,648	16,604	15,086
													17,634	16,044
Isagenix International, LLC	(11)	Direct Marketer of Health & Wellness Products
			Secured Debt	(9) (35)	4/13/2023		2.50%				4/14/2028	3,159	3,000	458
			Common Equity		4/13/2023	198,743							—	—
													3,000	458
Island Pump and Tank, LLC	(10)	Provider of Facility and Maintenance Services to Fuel Retailers in Northeast U.S.
			Secured Debt	(9) (32)	5/20/2024		11.41%	SF+	7.00%		5/17/2029	456	452	454
			Secured Debt	(9)	5/20/2024		10.55%	SF+	6.00%		5/17/2029	2,111	2,082	2,101
			Secured Debt	(9)	5/20/2024		11.55%	SF+	7.00%		5/17/2029	2,111	2,082	2,101
			Secured Debt	(9)	5/20/2024		12.55%	SF+	8.00%		5/17/2029	2,111	2,082	2,101
													6,698	6,757
Jackmont Hospitality, Inc.	(10)	Franchisee of Casual Dining Restaurants
			Secured Debt	(9) (26)	10/26/2022		11.42%	SF+	7.00%		11/4/2026	771	765	771
			Secured Debt	(9) (26)	2/27/2024		11.28%	SF+	7.00%		11/4/2026	625	621	625
			Secured Debt	(9) (26)	11/1/2024		11.23%	SF+	7.00%		11/4/2026	667	656	667
			Secured Debt	(9)	11/8/2021		11.38%	SF+	7.00%		11/4/2026	1,764	1,752	1,764
			Preferred Equity		11/8/2021	2,826,667							110	750
													3,904	4,577
JDC Power Services, LLC	(10)	Provider of Electrical Equipment and Maintenance Services for Datacenters
			Secured Debt	(9) (25)	6/28/2024			SF+	6.25%		6/28/2029	—	(135)	(135)
			Secured Debt	(9)	6/28/2024		10.25%	SF+	6.25%		6/28/2029	59,808	58,668	59,808
													58,533	59,673
Joerns Healthcare, LLC	(11)	Manufacturer and Distributor of Health Care Equipment & Supplies
			Secured Debt	(9)	3/30/2024		13.13%	SF+	8.75%	6.00%	3/29/2029	1,852	1,852	1,852
			Secured Debt	(9)	3/30/2024		13.13%	SF+	8.75%	6.00%	3/29/2029	1,383	1,383	1,383
			Common Stock		3/29/2024	5,461,019							200	350

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

													3,435	3,585
LKCM Headwater Investments I, L.P.	(12) (13)	Investment Partnership
			LP Interests	(8) (30)	1/25/2013	2.27%							—	792

LLFlex, LLC	(10)	Provider of Metal-Based Laminates
			Secured Debt	(9)	8/16/2021		12.44%	SF+	8.00%	3.00%	8/16/2026	4,205	4,178	3,188

Logix Acquisition Company, LLC	(10)	Competitive Local Exchange Carrier
			Secured Debt	(9)	4/11/2025		11.83%	SF+	7.50%	2.75%	12/31/2028	43,819	43,078	43,819
			Secured Debt		4/11/2025						12/31/2028	2,963	2,231	1,896
													45,309	45,715
Looking Glass Investments, LLC	(12) (13)	Specialty Consumer Finance
			Member Units		7/1/2015	3							125	25

Microbe Formulas, LLC	(10)	Nutritional Supplements Provider
			Secured Debt	(9) (25)	4/4/2022			SF+	5.75%		4/3/2028	—	(30)	(30)
			Secured Debt	(9)	11/20/2024		10.01%	SF+	5.75%		4/3/2028	11,051	10,936	11,051
			Secured Debt	(9)	4/4/2022		10.01%	SF+	5.75%		4/3/2028	15,723	15,587	15,723
													26,493	26,744
Mini Melts of America, LLC	(10)	Manufacturer and Distributor of Branded Premium Beaded Ice Cream
			Secured Debt	(9) (32)	11/30/2023		10.47%	SF+	6.25%		11/30/2028	850	823	808
			Secured Debt	(9) (26)	11/30/2023		10.44%	SF+	6.25%		11/30/2028	1,308	1,287	1,243
			Secured Debt	(9)	11/30/2023		9.45%	SF+	5.25%		11/30/2028	4,845	4,771	4,603
			Secured Debt	(9)	11/30/2023		11.45%	SF+	7.25%		11/30/2028	4,845	4,767	4,603
			Common Equity		11/30/2023	524,888							525	280
													12,173	11,537
Mission Critical Group	(10)	Backup Power Generation
			Secured Debt	(9) (25)	4/17/2025			SF+	6.00%		4/17/2030	—	(207)	(207)
			Secured Debt	(9) (25)	4/17/2025			SF+	6.00%		4/17/2030	—	(248)	(248)
			Secured Debt	(9)	4/17/2025		10.14%	SF+	6.00%		4/17/2030	66,265	65,070	66,265
			Common Equity		6/7/2023	1,234							1,234	11,430
													65,849	77,240
MonitorUS Holding, LLC	(10) (13) (21)	SaaS Provider of Media Intelligence Services
			Secured Debt	(9)	5/24/2022		10.51%	SF+	6.25%		5/24/2027	4,101	4,076	4,416
			Secured Debt	(9)	5/24/2022		10.51%	SF+	6.25%		5/24/2027	10,687	10,618	12,427
			Secured Debt	(9)	5/24/2022		10.51%	SF+	6.25%		5/24/2027	17,975	17,865	17,975
			Secured Debt	(9)	6/25/2025		10.51%	SF+	6.25%		5/24/2027	1,234	1,214	1,226
			Unsecured Debt		9/25/2024		8.00%			8.00%	12/21/2025	114	114	114

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Unsecured Debt		1/31/2025		8.00%			8.00%	3/31/2026	79	79	79
			Common Stock		8/30/2022	86,766,906							1,045	602
													35,011	36,839
Obra Capital, Inc.	(10)	Provider of Asset Management Services Specialized in Insurance-Linked Strategies
			Secured Debt	(9) (25)	6/21/2024			SF+	7.25%		12/21/2028	—	(3)	(3)
			Secured Debt	(9)	6/21/2024		11.50%	SF+	7.25%		6/21/2029	26,155	25,575	26,155
			Secured Debt	(9)	5/13/2025		11.50%	SF+	7.25%		6/21/2029	3,163	3,077	3,163
													28,649	29,315
OnPoint Industrial Services, LLC	(10)	Environmental & Facilities Services
			Secured Debt	(9)	12/18/2024		10.00%	SF+	6.00%		11/16/2027	1,390	1,377	1,389
			Secured Debt	(9)	4/1/2024		10.00%	SF+	6.00%		11/16/2027	3,861	3,831	3,861
													5,208	5,250
Ospemifene Royalty Sub LLC	(10)	Estrogen-Deficiency Drug Manufacturer and Distributor
			Secured Debt	(14)	7/8/2013						11/15/2026	4,360	4,360	31

Peaches Holding Corporation		Wholesale Provider of Consumer Packaging Solutions
			Common Equity		5/22/2024	3,226							7,221	—

PrimeFlight Aviation Services	(10) (13)	Air Freight & Logistics
			Secured Debt	(9)	5/1/2023		9.80%	SF+	5.50%		5/1/2029	7,820	7,646	7,820
			Secured Debt	(9)	9/7/2023		9.50%	SF+	5.50%		5/1/2029	747	729	747
			Secured Debt	(9)	1/30/2024		9.50%	SF+	5.50%		5/1/2029	750	737	750
			Secured Debt	(9)	6/28/2024		9.25%	SF+	5.25%		5/1/2029	853	843	853
			Secured Debt	(9)	1/21/2025		9.58%	SF+	5.25%		5/1/2029	1,890	1,875	1,890
			Secured Debt	(9)	7/31/2025		9.55%	SF+	5.25%		5/1/2029	2,026	2,007	2,026
													13,837	14,086
PTL US Bidco, Inc	(10) (13) (21)	Manufacturers of Equipment, Including Drilling Rigs and Equipment, and Providers of Supplies and Services to Companies Involved in the Drilling, Evaluation and Completion of Oil and Gas Wells
			Secured Debt	(9) (32)	8/19/2022		11.75%	SF+	7.25%		8/19/2027	6,838	6,727	6,838
			Secured Debt	(9)	8/19/2022		11.71%	SF+	7.25%		8/19/2027	15,664	15,480	15,664
													22,207	22,502
Purge Rite, LLC	(10)	HVAC Flushing and Filtration Services
			Preferred Equity		10/2/2023	32,813							3,248	3,248
			Common Equity		4/1/2024	32,813							33	15,650
													3,281	18,898

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Richardson Sales Solutions	(10)	Business Services
			Secured Debt	(9) (32)	8/24/2023		10.71%	SF+	6.50%		8/24/2028	1,093	1,034	1,093
			Secured Debt	(9)	8/24/2023		10.81%	SF+	6.50%		8/24/2028	33,388	32,729	33,388
			Secured Debt	(9)	9/10/2024		10.83%	SF+	6.50%		8/24/2028	21,684	21,367	21,684
													55,130	56,165
Roof Opco, LLC	(10)	Residential Re-Roofing/Repair
			Secured Debt	(9) (25)	8/27/2021			SF+	8.00%		8/27/2026	—	(3)	—
			Secured Debt	(9)	8/27/2021		11.55%	SF+	7.00%		8/27/2026	3,376	3,353	2,531
			Secured Debt	(9)	8/27/2021		13.55%	SF+	9.00%		8/27/2026	3,376	3,353	2,529
													6,703	5,060
Rug Doctor, LLC.	(10)	Carpet Cleaning Products and Machinery
			Secured Debt	(9)	7/16/2021		11.94%	SF+	7.75%	2.00%	11/16/2025	3,721	3,720	3,696
			Secured Debt	(9)	7/16/2021		11.94%	SF+	7.75%	2.00%	11/16/2025	6,935	6,932	6,888
													10,652	10,584
South Coast Terminals Holdings, LLC	(10)	Specialty Toll Chemical Manufacturer
			Secured Debt	(9)	8/8/2024		9.26%	SF+	5.00%		8/8/2029	955	955	955
			Secured Debt	(9)	8/8/2024		9.26%	SF+	5.00%		8/8/2029	53,320	53,001	53,320
			Secured Debt	(9)	7/31/2025		9.26%	SF+	5.00%		8/8/2029	10,501	10,403	10,501
			Common Equity		12/10/2021	864							864	941
													65,223	65,717
SPAU Holdings, LLC	(10)	Digital Photo Product Provider
			Secured Debt	(9) (32)	7/1/2022		11.24%	SF+	7.00%		7/1/2027	3,194	3,166	3,194
			Secured Debt	(9)	7/1/2022		11.15%	SF+	7.00%		7/1/2027	15,449	15,311	15,449
			Common Stock		7/1/2022	638,710							639	630
													19,116	19,273
TEC Services, LLC	(10)	Provider of Janitorial Service for Food Retailers
			Secured Debt	(9) (25)	12/31/2024			SF+	5.50%		12/31/2029	—	(81)	(81)
			Secured Debt	(9) (25)	12/31/2024			SF+	5.50%		12/31/2029	—	(61)	(61)
			Secured Debt	(9)	12/31/2024		9.60%	SF+	5.50%		12/31/2029	32,091	31,690	31,879
													31,548	31,737
Tectonic Financial, LLC		Financial Services Organization
			Common Stock	(8)	5/15/2017	200,000							2,000	4,720

Tex Tech Tennis, LLC	(10)	Sporting Goods & Textiles
			Preferred Equity	(29)	7/7/2021	1,000,000							1,000	2,620

Titan Meter Midco Corp.	(10)	Value Added Distributor of a Variety of Metering and Measurement Products and Solutions to the Energy Industry
			Secured Debt	(9)	3/11/2024		10.50%	SF+	6.50%		3/11/2029	1,439	1,353	1,439

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt	(9)	3/11/2024		10.50%	SF+	6.50%		3/11/2029	33,670	32,864	33,670
			Secured Debt	(9)	2/27/2025		10.50%	SF+	6.50%		3/11/2029	4,308	4,218	4,308
			Secured Debt	(9)	8/5/2025		10.50%	SF+	6.50%		3/11/2029	4,875	4,759	4,875
			Preferred Equity		3/11/2024	1,358,892	8.00%			8.00%			1,375	1,400
													44,569	45,692
U.S. TelePacific Corp.	(11)	Provider of Communications and Managed Services
			Secured Debt	(9) (14)	6/1/2023		11.72%	SF+	7.40%	6.25%	5/2/2027	9,811	2,611	3,975
			Secured Debt	(14)	6/1/2023						5/2/2027	1,003	20	—
													2,631	3,975
UPS Intermediate, LLC	(10)	Provider of Maintenance, Repair, and Overhaul Services for Industrial Equipment Serving the Refining, Chemical, Midstream, Renewables, Power, and Utilities End Markets
			Secured Debt	(9)	7/29/2024		10.41%	SF+	6.25%		7/27/2029	43,012	42,364	42,688
			Common Equity		7/29/2024	1,443,299							1,443	1,540
													43,807	44,228
UserZoom Technologies, Inc.	(10)	Provider of User Experience Research Automation Software
			Secured Debt	(9)	1/11/2023		11.63%	SF+	7.50%		4/5/2029	4,000	3,933	4,000

Vitesse Systems	(10)	Component Manufacturing and Machining Platform
			Secured Debt	(32)	12/22/2023		11.28%	SF+	7.00%		12/22/2028	7,727	7,588	7,727
			Secured Debt	(9)	12/22/2023		11.26%	SF+	7.00%		12/22/2028	41,756	41,085	41,756
													48,673	49,483
VORTEQ Coil Finishers, LLC	(10)	Specialty Coating of Aluminum and Light-Gauge Steel
			Common Equity	(8)	11/30/2021	1,038,462							1,038	3,160

Wash & Wax Systems LLC	(10)	Express Car Wash Operator
			Secured Debt	(9)	4/30/2025		9.81%	SF+	5.50%		4/30/2028	10	10	10
			Secured Debt	(9)	4/30/2025		9.78%	SF+	5.50%	9.78%	4/30/2028	7,677	7,677	7,677
			Secured Debt		4/30/2025		12.00%			12.00%	7/31/2028	5,079	5,079	5,079
			Common Equity		4/30/2025	3,219							3,410	3,120
													16,176	15,886
Watterson Brands, LLC	(10)	Facility Management Services
			Secured Debt		12/17/2021		12.00%			4.00%	12/17/2026	2,339	2,328	1,951
			Secured Debt		12/17/2021		12.00%			4.00%	12/17/2026	404	395	337
			Secured Debt		12/17/2021		12.00%			4.00%	12/17/2026	16,630	16,568	13,867
			Secured Debt		12/17/2021		12.00%			4.00%	12/17/2026	13,302	13,252	11,092
													32,543	27,247

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Winter Services LLC	(10)	Provider of Snow Removal and Ice Management Services
			Secured Debt	(9) (32)	11/19/2021		11.77%	SF+	7.50%		11/19/2026	1,289	1,265	1,289
			Secured Debt	(9)	11/19/2021		12.05%	SF+	7.50%		11/19/2026	1,874	1,863	1,874
			Secured Debt	(9)	1/16/2024		11.05%	SF+	6.50%		11/19/2026	7,240	7,173	7,240
			Secured Debt	(9)	1/16/2024		13.05%	SF+	8.50%		11/19/2026	7,240	7,173	7,240
													17,474	17,643
Xenon Arc, Inc.	(10)	Tech-enabled Distribution Services to Chemicals and Food Ingredients Primary Producers
			Secured Debt	(9)	12/17/2021		9.85%	SF+	5.75%		12/20/2028	23,632	23,418	23,632
			Secured Debt	(9)	12/17/2021		10.18%	SF+	5.75%		12/20/2028	37,152	36,847	37,152
			Secured Debt	(9)	3/31/2025		9.85%	SF+	5.75%		12/20/2028	10,578	10,399	10,578
													70,664	71,362
YS Garments, LLC	(11)	Designer and Provider of Branded Activewear
			Secured Debt	(9)	8/22/2018		11.92%	SF+	7.50%		8/9/2026	10,592	10,513	8,899

ZRG Partners, LLC	(10)	Talent Advisory Services Provider
			Secured Debt	(9)	6/14/2024		12.50%	P+	5.00%		6/14/2029	5,211	5,057	5,211
			Secured Debt	(9) (26)	6/14/2024		10.31%	SF+	6.00%		6/14/2029	11,810	11,571	11,810
			Secured Debt	(9)	6/14/2024		10.17%	SF+	6.00%		6/14/2029	6,518	6,419	6,518
			Secured Debt	(9)	6/14/2024		10.14%	SF+	6.00%		6/14/2029	46,651	45,937	46,651
													68,984	70,190
Subtotal Non-Control/Non-Affiliate investments (62.7% of net assets at fair value)													$1,872,021	$1,838,685
Total Portfolio Company investments, September 30, 2025 (175.4% of net assets at fair value)													$4,345,983	$5,147,773

Money market funds (included in cash and cash equivalents)
Dreyfus Government Cash Management (36)													$4,402	$4,402
Fidelity Government Fund (37)													4,148	4,148
Fidelity Treasury (31)													2,094	2,094
Total money market funds													$10,644	$10,644
___________________________
(1)All investments are LMM (as defined below) portfolio investments, unless otherwise noted. See Note C — Fair Value Hierarchy for Investments — Portfolio Composition for a description of LMM portfolio investments. All of the Company’s investments, unless otherwise noted, are encumbered either as security for

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2025
(dollars in thousands)
(Unaudited)
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
(9)Index based floating interest rate is subject to contractual minimum interest rate. As noted in this schedule, 96% of the loans (based on the par amount) contain Term Secured Overnight Financing Rate (“SOFR”) floors which range between 0.50% and 5.25%, with a weighted-average floor of 1.30%.
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
(19)Investments may have a portion, or all, of their income received from Paid-in-Kind (“PIK”) interest or dividends. PIK interest income and cumulative dividend income represent income not paid currently in cash. The difference between the Total Rate and PIK Rate represents the cash rate as of September 30, 2025.
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
September 30, 2025
(dollars in thousands)
(Unaudited)
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
(25)The position is unfunded and no interest income is being earned as of September 30, 2025. The position may earn a nominal unused facility fee on committed amounts.
(26)Each new draw or funding on the facility has a different floating rate reset date. The rate presented represents a weighted-average rate for borrowings under the facility, as of September 30, 2025.
(27)Warrants are presented in equivalent shares/units with a strike price of $0.01 per share/unit.
(28)A majority of the variable rate loans in the Investment Portfolio (as defined below) bear interest at a rate that may be determined by reference to either SOFR (“SF”) or an alternate base rate (commonly based on the federal funds rate or the prime rate (“P”)), which typically resets every one, three, or six months at the borrower’s option. SOFR based contracts may include a credit spread adjustment (the “Adjustment”) that is charged in addition to the stated spread. The Adjustment is applied when the SOFR, plus the Adjustment, exceeds the stated floor rate, as applicable. As of September 30, 2025, SOFR based contracts in the portfolio had Adjustments ranging from 0.10% to 0.26%.
(29)Shares/Units represent ownership in a related real estate or holding entity.
(30)Investment is not unitized. Presentation is made in percent of fully diluted ownership unless otherwise indicated.
(31)Effective yield as of September 30, 2025 was approximately 3.77% on the Fidelity Treasury.
(32)Revolving line of credit facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of September 30, 2025.
(33)Index based floating interest rate is subject to contractual maximum base rate of 3.00%.
(34)Index based floating interest rate is subject to contractual maximum base rate of 4.00%.
(35)Investment is accruing income at the fixed cash rate of 2.50% as of September 30, 2025.
(36)Effective yield as of September 30, 2025 was approximately 4.12% on the Dreyfus Government Cash Management.
(37)Effective yield as of September 30, 2025 was approximately 3.80% on the Fidelity Government Fund.
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
2.Basis of Presentation
Main Street’s consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies (“ASC 946”). For each of the periods presented herein, Main Street’s consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries. Main Street’s results of operations for the three and nine months ended September 30, 2025 and 2024, cash flows for the nine months ended September 30, 2025 and 2024 and financial position as of September 30, 2025 and December 31, 2024 are presented on a consolidated basis. The effects of all intercompany transactions between MSCC and its consolidated subsidiaries have been eliminated in consolidation.
The accompanying unaudited consolidated financial statements of Main Street are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. The unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2024. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the operating results to be expected for the full year. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.
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
3.Revisions to the Presentation of Previously Issued Financial Statements
As of June 30, 2025, Main Street changed its tax presentation on the Consolidated Statement of Operations to voluntarily correct an immaterial error in order to comply with the applicable presentation requirements in 210.6-07 of Regulation S-X. Net investment income now includes excise tax expense and net investment income related federal and state income and other tax expenses. These revisions had no impact on net increase in net assets resulting from operations or net increase in net assets resulting from operations per share. All prior period net investment income and net investment income per share amounts presented in these consolidated financial statements and the notes thereto have been retrospectively adjusted to conform to the current presentation. The impact of the adjustments on the Consolidated Statement of Operations for the three and nine months ended September 30, 2024 is as follows:

	Three Months Ended September 30, 2024
	As Previously Reported	Adjustments	As Revised
	(in thousands, except per share amounts)
Net investment income before taxes	$87,596	$—	$87,596
Excise tax expense	—	(458)	(458)
Federal and state income and other tax expenses	—	(2,758)	(2,758)
Net investment income	87,596	(3,216)	84,380
Net investment income per share	$1.00	$(0.04)	$0.96

Income tax provision on net realized gain (loss) and net unrealized appreciation	$—	$(8,493)	$(8,493)
Total income tax (provision) benefit	$(11,709)	$11,709	$—

	Nine Months Ended September 30, 2024
	As Previously Reported	Adjustments	As Revised
	(in thousands, except per share amounts)
Net investment income before taxes	$264,706	$—	$264,706
Excise tax expense	—	(1,652)	(1,652)
Federal and state income and other tax expenses	—	(8,340)	(8,340)
Net investment income	264,706	(9,992)	254,714
Net investment income per share	$3.07	$(0.12)	$2.95

Income tax provision on net realized gain (loss) and net unrealized appreciation	$—	$(23,727)	$(23,727)
Total income tax (provision) benefit	$(33,719)	$33,719	$—
The adjustments also impacted the ratio of net investment income to average net asset value (“NAV”) as presented in Note F — Financial Highlights.

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
For LMM portfolio investments, Main Street generally reviews external events, including private mergers, sales and acquisitions involving comparable companies, and includes these events in the valuation process by using an enterprise value waterfall methodology (“Waterfall”) for its LMM equity investments and an income approach using a yield-to-maturity model (“Yield-to-Maturity”) valuation method for its LMM debt investments. For Private Loan and Middle Market portfolio investments in debt securities for which it has determined that third-party quotes or other independent pricing are not available or appropriate, Main Street generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value the investment in a current hypothetical sale using the Yield-to-Maturity valuation method. For Middle Market and short-term portfolio investments in debt securities for which it has determined that third-party quotes or other independent prices are available, Main Street primarily uses quoted prices in the valuation process. Main Street determines the appropriateness of the use of third-party broker quotes, if any, in determining fair value based on its understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer, the depth and consistency of broker quotes and the correlation of changes in broker quotes with underlying performance of the portfolio company and other market indices. For its Other Portfolio equity investments, Main Street generally calculates the fair value of the investment primarily based on the NAV of the fund and adjusts the fair value for other factors deemed relevant that would affect the fair value of the investment. All of the valuation approaches for Main Street’s portfolio investments estimate the value of the investment as if Main Street were to sell, or exit, the investment as of the measurement date.
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Pursuant to its internal valuation process and the requirements under the 1940 Act, Main Street performs valuation procedures on each of its portfolio investments quarterly. In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its LMM portfolio companies, Main Street, among other things, consults with a nationally recognized independent financial advisory services firm (the “Financial Advisory Firm”). The Financial Advisory Firm analyzes and provides observations, recommendations and an assurance certification regarding Main Street’s determinations of the fair value of its LMM portfolio company investments. The Financial Advisory Firm is generally consulted relative to Main Street’s investments in each LMM portfolio company at least once every calendar year, and for Main Street’s investments in new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the Financial Advisory Firm on its investments in one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street’s investment in a LMM portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with and received an assurance certification from the Financial Advisory Firm in arriving at its determination of fair value for its investments in a total of 18 and 16 LMM portfolio companies during the three months ended September 30, 2025 and 2024, respectively, representing 27% and 24% of the total LMM portfolio at fair value as of September 30, 2025 and 2024, respectively. A total of 70 LMM portfolio companies were reviewed and certified by the Financial Advisory Firm during the trailing twelve months ended September 30, 2025, representing 92% of the total LMM portfolio at fair value as of September 30, 2025. Excluding its investments in LMM portfolio companies that, as of September 30, 2025, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment or whose primary purpose is to own real estate for which a third-party appraisal is obtained on at least an annual basis, 99% of the LMM portfolio at fair value was reviewed and certified by the Financial Advisory Firm during the trailing twelve months ended September 30, 2025.
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
In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its Private Loan portfolio companies, Main Street, among other things, consults with the Financial Advisory Firm. The Financial Advisory Firm analyzes and provides observations, recommendations and an assurance certification regarding Main Street’s determinations of the fair value of its Private Loan portfolio company investments. The Financial Advisory Firm is generally consulted relative to Main Street’s investments in each Private Loan portfolio company at least once every calendar year, and for Main Street’s investments in new Private Loan portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the Financial Advisory Firm on its investments in one or more Private Loan portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street’s investment in a Private Loan portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with and received an assurance certification from the Financial Advisory Firm in arriving at its determination of fair value for its investments in a total of 14 and 17 Private Loan portfolio companies during the three months ended September 30, 2025 and 2024, respectively, representing 26% and 24% of the total Private Loan portfolio at fair value as of September 30, 2025 and 2024, respectively. A total of 63 Private Loan portfolio companies were reviewed and certified by the Financial Advisory Firm during the trailing twelve months ended September 30, 2025, representing 94% of the total Private Loan portfolio at fair value as of September 30, 2025. Excluding its investments in Private Loan portfolio companies that, as of September 30, 2025, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment, 97% of the Private Loan portfolio at fair value was reviewed and certified by the Financial Advisory Firm during the trailing twelve months ended September 30, 2025.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

For valuation purposes, all of Main Street’s Middle Market portfolio investments are non-control investments. To the extent sufficient observable inputs are available to determine fair value, Main Street uses observable inputs to determine the fair value of these investments through obtaining third-party quotes or other independent pricing. For Middle Market portfolio investments for which it has determined that third-party quotes or other independent pricing are not available or appropriate, Main Street generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value such Middle Market debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method and such Middle Market equity investments in a current hypothetical sale using the Waterfall valuation method. Main Street generally consults on a limited basis with the Financial Advisory Firm in connection with determining the fair value of its Middle Market portfolio investments due to the nature of these investments. The vast majority (95% and 97% as of September 30, 2025 and December 31, 2024, respectively) of the Middle Market portfolio investments (i) are valued using third-party quotes or other independent pricing services or (ii) Main Street has consulted with and received an assurance certification from the Financial Advisory Firm within the last twelve months.
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
For valuation purposes, all of Main Street’s Other Portfolio investments are non-control investments. Main Street’s Other Portfolio investments comprised 2.4% and 2.5% of Main Street’s Investment Portfolio at fair value as of September 30, 2025 and December 31, 2024, respectively. Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments are generally not readily available. For its Other Portfolio equity investments, Main Street generally determines the fair value of these investments using the NAV valuation method.
For valuation purposes, Main Street’s investment in the External Investment Manager is a control investment. Market quotations are not readily available for this investment, and as a result, Main Street determines the fair value of the External Investment Manager using the Waterfall valuation method under the market approach. In estimating the enterprise value, Main Street analyzes various factors, including the entity’s historical and projected financial results, as well as its size, marketability and performance relative to the population of market comparables, and the valuations for comparable publicly traded companies and private transactions involving comparable companies. This valuation approach estimates the value of the investment as if Main Street were to sell, or exit, the investment. In addition, Main Street considers its ability to control the capital structure of the company, as well as the timing of a potential exit, in connection with determining the fair value of the External Investment Manager. Main Street consults with and receives an assurance certification from the Financial Advisory Firm in arriving at its determination of fair value for its investment in the External Investment Adviser on a quarterly basis, including as of September 30, 2025 and December 31, 2024.
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Rule 2a-5 under the 1940 Act permits a BDC’s board of directors to designate its executive officers or investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board. Main Street’s Board of Directors has approved policies and procedures pursuant to Rule 2a-5 (the “Valuation Procedures”) and has designated a group of its executive officers to serve as the Board of Directors’ valuation designee. Main Street believes its Investment Portfolio as of September 30, 2025 and December 31, 2024 approximates fair value as of those dates based on the markets in which it operates and other conditions in existence on those reporting dates.
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
3.Cash and Cash Equivalents
Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase. Cash and cash equivalents are carried at cost, which approximates fair value. As of September 30, 2025 and December 31, 2024, the Company had $10.6 million and $6.5 million, respectively, of cash equivalents invested in AAA-rated money market funds pending investment in the Company’s primary investment strategies. These highly liquid investments are included in the Consolidated Schedule of Investments.
As of September 30, 2025 and December 31, 2024, cash balances totaling $17.0 million and $67.5 million, respectively, exceeded Federal Deposit Insurance Corporation insurance protection levels, subjecting the Company to risk related to the uninsured balance.
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
As of September 30, 2025, investments on non-accrual status comprised 1.2% of Main Street’s total Investment Portfolio at fair value and 3.6% at cost. As of December 31, 2024, investments on non-accrual status comprised 0.9% of Main Street’s total Investment Portfolio at fair value and 3.5% at cost.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Main Street holds certain debt and preferred equity instruments in its Investment Portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in Note B.10. — Summary of Significant Accounting Policies — Income Taxes below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the PIK interest and cumulative dividends in cash. Main Street stops accruing PIK interest and cumulative dividends and writes off any accrued and uncollected interest and dividends in arrears when it determines that such PIK interest and dividends in arrears are no longer collectible. For the three months ended September 30, 2025 and 2024, (i) 3.0% and 4.4%, respectively, of Main Street’s total investment income was attributable to PIK interest income not paid currently in cash and (ii) 0.7% and 0.5%, respectively, of Main Street’s total investment income was attributable to cumulative dividend income not paid currently in cash. For the nine months ended September 30, 2025 and 2024, (i) 2.7% and 3.8%, respectively, of Main Street’s total investment income was attributable to PIK interest income not paid currently in cash and (ii) 0.7% and 0.4%, respectively, of Main Street’s total investment income was attributable to cumulative dividend income not paid currently in cash.
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
A presentation of total investment income Main Street earned from its Investment Portfolio in each of the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(dollars in thousands)
Interest, fee and dividend income:
Interest income	$103,286	$110,551	$302,160	$310,690
Dividend income	31,263	23,239	105,134	72,718
Fee income	5,282	3,034	13,556	17,178
Total investment income	$139,831	$136,824	$420,850	$400,586
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
To maintain RIC tax treatment (as discussed in Note B.10. — Summary of Significant Accounting Policies — Income Taxes below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the interest income. For the three months ended September 30, 2025 and 2024, 1.7% and 2.2%, respectively, of Main Street’s total investment income was attributable to interest income from the accretion of discounts associated with debt investments, net of any premium amortization. For the nine months ended September 30, 2025 and 2024, 1.7% and 2.0%, respectively, of Main Street’s total investment income was attributable to interest income from the accretion of discounts associated with debt investments, net of any premium amortization.
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

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
14.Segments
Main Street operates as a single segment with a principal investment objective to maximize total return by generating current income from debt investments and current income and capital appreciation from equity and equity-related investments. The Company’s Investment Committee and Chief Executive Officer collectively perform the function that allocates resources and assesses performance, and thus together, serve as the Company’s chief operating decision maker (the “CODM”). Among other metrics, the CODM uses net investment income as a primary U.S. GAAP profit or loss metric used in making operating decisions, which can be found on the Consolidated Statement of Operations along with significant expenses. The measure of segment assets is reported on the Consolidated Balance Sheets as total assets.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

As of September 30, 2025 and December 31, 2024, all of Main Street’s LMM portfolio investments consisted of illiquid securities issued by privately held companies and the fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of Main Street’s LMM portfolio investments were categorized as Level 3 as of September 30, 2025 and December 31, 2024.
As of September 30, 2025 and December 31, 2024, Main Street’s Private Loan portfolio investments primarily consisted of illiquid securities issued by privately held companies. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street’s Private Loan portfolio investments were categorized as Level 3 as of September 30, 2025 and December 31, 2024.
As of September 30, 2025 and December 31, 2024, Main Street’s Middle Market portfolio investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street’s Middle Market portfolio investments were categorized as Level 3 as of September 30, 2025 and December 31, 2024.
As of September 30, 2025 and December 31, 2024, Main Street’s Other Portfolio investments consisted primarily of illiquid securities issued by privately held entities and the fair value determination for these investments primarily consisted of unobservable inputs. Main Street also has an equity investment in MSC Income Fund, Inc. (“MSC Income”), which began trading on the New York Stock Exchange (“NYSE”) on January 29, 2025. As a result, beginning on March 31, 2025, Main Street adjusted the basis in its valuation approach to align with the quoted price of MSC Income shares on the NYSE. Therefore, as of September 30, 2025, the equity investment in MSC Income was categorized as a Level 1 investment. The remainder of Main Street’s Other Portfolio investments were categorized as Level 3 as of September 30, 2025 and December 31, 2024.
As of September 30, 2025 and December 31, 2024, Main Street did not hold any short-term portfolio investments.
As of September 30, 2025 and December 31, 2024, all money market funds included in cash and cash equivalents were valued using Level 1 inputs.
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
The following tables provide a summary of the significant unobservable inputs used to fair value Main Street’s Level 3 portfolio investments as of September 30, 2025 and December 31, 2024:

Type of Investment	Fair Value as of September 30, 2025 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range (4)	Weighted-Average (4)(5)	Median (4)
Equity investments	$1,816,663	Discounted cash flow	WACC	9.5% - 22.7%	14.4%	15.1%
		Market comparable / Enterprise value	EBITDA multiple (1) (3)	5.0x - 9.0x (2)	7.2x	6.5x
Debt investments	$3,301,758	Discounted cash flow	Risk adjusted discount rate (6)	8.0% - 18.4% (2)	12.2%	12.0%
			Expected principal recovery percentage	0.0% - 500.0%	99.1%	100.0%
Debt investments	$11,019	Market approach	Third-party quote	14.5 - 70.0	57.0	40.5
Total Level 3 investments	$5,129,440
___________________________
(1)EBITDA may include proforma adjustments and/or other add-backs based on specific circumstances related to each investment.
(2)Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 2.0x - 16.0x and the range for risk adjusted discount rate is 5.7% - 40.6%.
(3)The fair value of the equity investment in the External Investment Manager is based on a fee multiple of 8.4x. The fair value determination is based on a discounted, blended multiple based on the multiples for similar businesses in active markets and actual multiples used in private transactions.
(4)Does not include investments for which the valuation technique does not include the use of the applicable fair value input.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

The following tables provide a summary of changes in fair value of Main Street’s Level 3 portfolio investments for the nine months ended September 30, 2025 and 2024 (amounts in thousands):

Type of Investment	Fair Value as of December 31, 2024	Transfers Out of Level 3 Hierarchy	Redemptions/ Repayments	New Investments	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other (1)	Fair Value as of September 30, 2025
Debt	$3,278,365	$—	$(740,766)	$785,187	$51,588	$(24,302)	$(37,295)	$3,312,777
Equity	1,637,181	(16,810)	(48,003)	106,928	(62,067)	132,926	37,295	1,787,450
Equity Warrant	17,123	—	—	—	—	12,090	—	29,213
	$4,932,669	$(16,810)	$(788,769)	$892,115	$(10,479)	$120,714	$—	$5,129,440
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

As of September 30, 2025 and December 31, 2024, Main Street’s investments at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurements
		(in thousands)
As of September 30, 2025	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LMM portfolio investments	$2,782,192	$—	$—	$2,782,192
Private Loan portfolio investments	1,886,453	—	—	1,886,453
Middle Market portfolio investments	89,932	—	—	89,932
Other Portfolio investments	122,846	18,333	—	104,513
External Investment Manager	266,350	—	—	266,350
Total investments	$5,147,773	$18,333	$—	$5,129,440

		Fair Value Measurements
		(in thousands)
As of December 31, 2024	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LMM portfolio investments	$2,502,872	$—	$—	$2,502,872
Private Loan portfolio investments	1,904,324	—	—	1,904,324
Middle Market portfolio investments	155,329	—	—	155,329
Other Portfolio investments	124,144	—	—	124,144
External Investment Manager	246,000	—	—	246,000
Total investments	$4,932,669	$—	$—	$4,932,669
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
Main Street’s external asset management business is conducted through its External Investment Manager. The External Investment Manager earns management fees based on the assets under management for External Parties and may earn incentive fees, or a carried interest, based on the performance of the assets managed. Main Street entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for its relationship with MSC Income and its other clients. Through this agreement, Main Street shares employees with the External Investment Manager, including their related infrastructure, business relationships, management expertise and capital raising capabilities. Main Street allocates the related expenses to the External Investment Manager pursuant to the sharing agreement. Main Street’s total expenses are net of expenses allocated to the External Investment Manager of $5.7 million and $5.3 million for the three months ended September 30, 2025 and 2024, respectively, and $17.0 million and $16.8 million for the nine months ended September 30, 2025 and 2024, respectively.
Investment income, consisting of interest, dividends and fees, can fluctuate dramatically due to various factors, including the level of new investment activity, repayments of debt investments or sales of equity interests. Investment income in any given year could also be highly concentrated among several portfolio companies. For the three and nine months ended September 30, 2025 and 2024, Main Street did not record investment income from any single portfolio company in excess of 10% of total investment income.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

The following tables provide a summary of Main Street’s investments in the LMM and Private Loan portfolios as of September 30, 2025 and December 31, 2024 (this information excludes Middle Market, Other Portfolio investments and the External Investment Manager, which are discussed further below).

	As of September 30, 2025
	LMM (a)	Private Loan
	(dollars in millions)
Number of portfolio companies	88	86
Fair value	$2,782.2	$1,886.5
Cost	$2,167.5	$1,898.3
Debt investments as a % of portfolio (at cost)	70.7%	94.0%
Equity investments as a % of portfolio (at cost)	29.3%	6.0%
% of debt investments at cost secured by first priority lien	99.3%	99.9%
Weighted-average annual effective yield (b)	12.7%	11.1%
Average EBITDA (c)	$10.3	$34.3
___________________________
(a)As of September 30, 2025, Main Street had equity ownership in all of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was 38%.
(b)The weighted-average annual effective yields were computed using the effective interest rates for all debt investments as of September 30, 2025, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status, and are weighted based upon the principal amount of each applicable debt investment as of September 30, 2025. The weighted-average annual effective yield on Main Street’s debt portfolio as of September 30, 2025, including debt investments on non-accrual status, was 12.1% for its LMM portfolio and 10.1% for its Private Loan portfolio. The weighted-average annual effective yield is not reflective of what an investor in shares of Main Street’s common stock will realize on its investment because it does not reflect changes in the market value of Main Street’s stock, Main Street’s utilization of debt capital in its capital structure, Main Street’s expenses or any sales load paid by an investor.
(c)The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted-average for the Private Loan portfolio. These calculations exclude certain portfolio companies, including five LMM portfolio companies and six Private Loan portfolio companies, as EBITDA is not a meaningful valuation metric for Main Street’s investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate and those portfolio companies whose primary operations have ceased and only residual value remains.

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
For the three months ended September 30, 2025 and 2024, Main Street achieved an annualized total return on investments of 16.9% and 17.7%, respectively. For the nine months ended September 30, 2025 and 2024, Main Street achieved an annualized total return on investments of 16.4% and 16.7%, respectively. For the year ended December 31, 2024, Main Street achieved a total return on investments of 17.9%. Total return on investments is calculated using the interest, dividend and fee income, as well as the realized and unrealized change in fair value of the Investment Portfolio for the specified period. Main Street’s total return on investments is not reflective of what an investor in shares of Main Street’s common stock will realize on its investment because it does not reflect changes in the market value of Main Street’s stock, Main Street’s utilization of debt capital in its capital structure, Main Street’s expenses or any sales load paid by an investor.
As of September 30, 2025, Main Street had Other Portfolio investments in 32 entities, spread across 12 investment managers, collectively totaling $122.8 million in fair value and $130.9 million in cost basis, which comprised 2.4% and 3.0% of Main Street’s Investment Portfolio at fair value and cost, respectively. As of December 31, 2024, Main Street had Other Portfolio investments in 31 entities, spread across 12 investment managers, collectively totaling $124.1 million in fair value and $122.5 million in cost basis, which comprised 2.5% and 2.9% of Main Street’s Investment Portfolio at fair value and cost, respectively.
As of September 30, 2025, Main Street had Middle Market portfolio investments in 11 portfolio companies, collectively totaling $89.9 million in fair value and $119.8 million in cost basis, which comprised 1.7% and 2.8% of Main Street’s Investment Portfolio at fair value and cost, respectively. As of December 31, 2024, Main Street had Middle Market portfolio investments in 15 portfolio companies, collectively totaling $155.3 million in fair value and $195.0 million in cost basis, which comprised 3.1% and 4.6% of Main Street’s Investment Portfolio at fair value and cost, respectively.
As discussed further in Note A.1. — Organization and Basis of Presentation — Organization, Main Street holds an investment in the External Investment Manager, a wholly-owned subsidiary that is treated as a portfolio investment. As of September 30, 2025, this investment had a fair value of $266.4 million and a cost basis of $29.5 million, which comprised 5.2% and 0.7% of Main Street’s Investment Portfolio at fair value and cost, respectively. As of December 31, 2024, this investment had a fair value of $246.0 million and a cost basis of $29.5 million, which comprised 5.0% and 0.7% of Main Street’s Investment Portfolio at fair value and cost, respectively.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

The following tables summarize the composition of Main Street’s total combined LMM, Private Loan and Middle Market portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM, Private Loan and Middle Market portfolio investments, as of September 30, 2025 and December 31, 2024 (this information excludes Other Portfolio investments and the External Investment Manager, which are discussed above).

Cost:	September 30, 2025	December 31, 2024
First lien debt	81.0%	82.9%
Equity	18.4	16.4
Second lien debt	0.1	0.2
Equity warrants	0.3	0.3
Other	0.2	0.2
	100.0%	100.0%

Fair Value:	September 30, 2025	December 31, 2024
First lien debt	69.2%	71.4%
Equity	29.9	27.8
Second lien debt	0.1	0.2
Equity warrants	0.6	0.4
Other	0.2	0.2
	100.0%	100.0%
The following tables summarize the composition of Main Street’s total combined LMM, Private Loan and Middle Market portfolio investments by geographic region of the United States and other countries at cost and fair value as a percentage of the total combined LMM, Private Loan and Middle Market portfolio investments, as of September 30, 2025 and December 31, 2024 (this information excludes Other Portfolio investments and the External Investment Manager). The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Cost:	September 30, 2025	December 31, 2024
West	25.7%	25.1%
Midwest	20.0	22.7
Southwest	19.3	16.7
Northeast	18.2	21.2
Southeast	14.2	11.6
Canada	1.2	1.3
Other Non-United States	1.4	1.4
	100.0%	100.0%

Fair Value:	September 30, 2025	December 31, 2024
West	25.0%	24.1%
Southwest	23.4	20.1
Midwest	21.0	24.2
Northeast	15.5	19.4
Southeast	12.8	9.7
Canada	1.1	1.2
Other Non-United States	1.2	1.3
	100.0%	100.0%

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Main Street’s LMM, Private Loan and Middle Market portfolio investments are in companies conducting business in a variety of industries. The following tables summarize the composition of Main Street’s total combined LMM, Private Loan and Middle Market portfolio investments by industry at cost and fair value as of September 30, 2025 and December 31, 2024 (this information excludes Other Portfolio investments and the External Investment Manager).

Cost:	September 30, 2025	December 31, 2024
Machinery	9.0%	9.2%
Commercial Services & Supplies	7.1	5.5
Electrical Equipment	6.2	3.9
Professional Services	5.8	5.4
Distributors	5.5	4.0
Construction & Engineering	5.4	3.8
Internet Software & Services	5.0	7.1
IT Services	4.1	4.1
Diversified Consumer Services	4.0	4.3
Containers & Packaging	3.7	3.8
Auto Components	3.6	4.0
Tobacco	2.8	2.8
Textiles, Apparel & Luxury Goods	2.7	2.8
Energy Equipment & Services	2.4	2.8
Leisure Equipment & Products	2.4	2.4
Health Care Providers & Services	2.3	4.3
Software	2.2	2.2
Specialty Retail	2.2	2.0
Computers & Peripherals	2.1	2.8
Communications Equipment	2.0	2.1
Trading Companies & Distributors	1.8	0.8
Media	1.7	1.7
Chemicals	1.6	1.3
Food Products	1.5	1.6
Food & Staples Retailing	1.4	1.6
Hotels, Restaurants & Leisure	1.3	1.3
Aerospace & Defense	1.2	1.6
Oil, Gas & Consumable Fuels	1.2	—
Internet & Catalog Retail	1.1	1.1
Health Care Equipment & Supplies	0.9	1.1
Diversified Financial Services	0.8	1.4
Building Products	0.4	1.5
Other (1)	4.6	5.7
	100.0%	100.0%
___________________________
(1)Includes various industries with each industry individually less than 1.0% of the total combined LMM, Private Loan and Middle Market portfolio investments at each date.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Fair Value:	September 30, 2025	December 31, 2024
Machinery	11.0%	11.0%
Commercial Services & Supplies	6.5	4.8
Electrical Equipment	6.0	3.7
Construction & Engineering	5.8	4.3
Distributors	5.8	4.2
Diversified Consumer Services	5.7	6.0
Professional Services	5.7	5.2
Computers & Peripherals	4.0	4.6
Containers & Packaging	3.7	3.8
Internet Software & Services	3.7	5.9
IT Services	3.5	3.7
Auto Components	3.3	3.6
Tobacco	2.8	2.9
Energy Equipment & Services	2.6	2.9
Specialty Retail	2.6	2.5
Software	2.3	2.3
Health Care Providers & Services	2.2	4.5
Textiles, Apparel & Luxury Goods	1.9	1.9
Communications Equipment	1.8	1.4
Media	1.7	1.9
Leisure Equipment & Products	1.6	1.7
Trading Companies & Distributors	1.6	0.7
Chemicals	1.4	1.2
Food & Staples Retailing	1.2	1.2
Food Products	1.2	1.5
Aerospace & Defense	1.0	1.6
Air Freight & Logistics	1.0	0.9
Oil, Gas & Consumable Fuels	1.0	—
Internet & Catalog Retail	0.8	1.0
Diversified Financial Services	0.7	1.3
Building Products	0.5	1.4
Other (1)	5.4	6.4
	100.0%	100.0%
___________________________
(1)Includes various industries with each industry individually less than 1.0% of the total combined LMM, Private Loan and Middle Market portfolio investments at each date.
As of September 30, 2025 and December 31, 2024, Main Street had no portfolio investment that was greater than 10% of the Investment Portfolio at fair value.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Unconsolidated Significant Subsidiaries
In accordance with Rules 3-09 and 4-08(g) of Regulation S-X, Main Street must determine which of its unconsolidated controlled portfolio companies, if any, are considered “significant subsidiaries.” In evaluating its unconsolidated controlled portfolio companies in accordance with Regulation S-X, there are two tests that Main Street must utilize to determine if any of Main Street’s Control investments (as defined in Note A — Organization and Basis of Presentation), including those unconsolidated portfolio companies defined as Control investments in which Main Street does not own greater than 50% of the voting securities nor have rights to maintain greater than 50% of the board representation, are considered significant subsidiaries: the investment test and the income test. The investment test is generally measured by dividing the fair value of Main Street’s investment in the Control investment by the fair value of Main Street’s total investments. The income test is generally measured by dividing the absolute value of the combined sum of total investment income, net realized gain (loss) and net unrealized appreciation (depreciation) from the relevant Control investment for the period being tested by the absolute value of Main Street’s change in net assets resulting from operations for the same period. Rules 3-09 and 4-08(g) of Regulation S-X require Main Street to include (1) separate audited financial statements of an unconsolidated majority-owned subsidiary (Control investments in which Main Street owns greater than 50% of the voting securities) in an annual report and (2) summarized financial information of a Control investment in a quarterly report, respectively, if certain thresholds of the investment or income tests are exceeded and the unconsolidated portfolio company qualifies as a significant subsidiary.
As of September 30, 2025 and December 31, 2024, Main Street had no single investment that qualified as a significant subsidiary under either the investment or income tests.
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
Main Street shares employees with the External Investment Manager and allocates costs related to such shared employees to the External Investment Manager generally based on a combination of the direct time spent, new investment activities and assets under management, depending on the nature of the expense. The total contribution of the External Investment Manager to Main Street’s net investment income consists of the combination of the expenses allocated to the External Investment Manager and the dividend income earned from the External Investment Manager. For the three months ended September 30, 2025 and 2024, the total contribution to Main Street’s net investment income was $8.8 million and $7.9 million, respectively. For the nine months ended September 30, 2025 and 2024, the total contribution to Main Street’s net investment income was $25.4 million and $25.6 million, respectively.
Summarized financial information from the separate financial statements of the External Investment Manager as of September 30, 2025 and December 31, 2024 and for the three and nine months ended September 30, 2025 and 2024 is as follows:

	As of September 30, 2025	As of December 31, 2024
	(in thousands)
Accounts receivable - advisory clients	$10,285	$10,183
Intangible asset	29,500	29,500
Total assets	$39,785	$39,683

Accounts payable to MSCC and its subsidiaries	$7,234	$7,785
Dividend payable to MSCC and its subsidiaries	3,051	2,398
Equity	29,500	29,500
Total liabilities and equity	$39,785	$39,683

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Management fee income	$5,592	$6,115	$17,051	$17,718
Incentive fees	3,910	2,393	10,321	10,376
Administrative services fees	173	162	519	476
Total revenues	9,675	8,670	27,891	28,570
Expenses allocated from MSCC or its subsidiaries:
Salaries, share-based compensation and other personnel costs	(4,942)	(4,534)	(14,414)	(14,388)
Other G&A expenses	(792)	(788)	(2,548)	(2,379)
Total allocated expenses	(5,734)	(5,322)	(16,962)	(16,767)
Other direct G&A expenses	(9)	(63)	(58)	(87)
Total expenses	(5,743)	(5,385)	(17,020)	(16,854)
Pre-tax income	3,932	3,285	10,871	11,716
Tax expense	(883)	(735)	(2,479)	(2,853)
Net income	$3,049	$2,550	$8,392	$8,863

NOTE E — DEBT
Summary of Main Street’s debt as of September 30, 2025 is as follows:

	Outstanding Balance	Unamortized Debt Issuance Costs (1)	Recorded Value	Estimated Fair Value (2)
	(in thousands)
Corporate Facility	$135,000	$—	$135,000	$135,000
SPV Facility	76,000	—	76,000	76,000
July 2026 Notes	500,000	(417)	499,583	493,740
June 2027 Notes	400,000	(503)	399,497	409,236
August 2028 Notes	350,000	(2,152)	347,848	351,565
March 2029 Notes	350,000	(2,459)	347,541	367,059
SBIC debentures	350,000	(5,701)	344,299	306,310
Total Debt	$2,161,000	$(11,232)	$2,149,768	$2,138,910
___________________________
(1)The unamortized debt issuance costs for the Credit Facilities are reflected as Deferred financing costs on the Consolidated Balance Sheets, while the deferred debt issuance costs related to the July 2026 Notes, June 2027 Notes, August 2028 Notes, March 2029 Notes and SBIC debentures are reflected as contra-liabilities on the Consolidated Balance Sheets.
(2)Estimated fair value for outstanding debt is shown as if Main Street had adopted the fair value option under ASC 825. See discussion of the methods used to estimate the fair value of Main Street’s debt in Note B.12. — Summary of Significant Accounting Policies — Fair Value of Financial Instruments.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Summary of Main Street’s debt as of December 31, 2024 is as follows:

	Outstanding Balance	Unamortized Debt Issuance Costs (1)	Recorded Value	Estimated Fair Value (2)
	(in thousands)
Corporate Facility	$208,000	$—	$208,000	$208,000
SPV Facility	176,000	—	176,000	176,000
July 2026 Notes	500,000	(812)	499,188	482,180
June 2027 Notes	400,000	(718)	399,282	407,388
March 2029 Notes	350,000	(2,998)	347,002	364,959
SBIC debentures	350,000	(6,583)	343,417	298,250
December 2025 Notes	150,000	(518)	149,482	149,940
Total Debt	$2,134,000	$(11,629)	$2,122,371	$2,086,717
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
Summarized interest expense for the three and nine months ended September 30, 2025 and 2024 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Corporate Facility	$4,107	$8,551	$14,431	$20,071
SPV Facility	3,033	3,941	10,621	8,715
July 2026 Notes	3,882	3,882	11,645	11,645
June 2027 Notes	6,572	5,316	19,715	6,790
August 2028 Notes	2,452	—	2,452	—
March 2029 Notes	6,261	6,261	18,783	18,008
SBIC debentures	3,166	2,492	9,452	7,472
December 2025 Notes	2,999	3,031	9,060	9,092
May 2024 Notes	—	—	—	7,618
Total Interest Expense	$32,472	$33,474	$96,159	$89,411
A summary of Main Street’s average amount of total borrowings outstanding and overall weighted-average effective interest rate including amortization of debt issuance costs, original issuance discounts and premiums and fees on unused lender commitments are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(dollars in millions)
Weighted-average borrowings outstanding	$2,242.1	$2,194.5	$2,208.9	$2,046.6
Weighted-average effective interest rate	5.8%	6.1%	5.8%	5.8%

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
As of September 30, 2025, the Corporate Facility included (i) total commitments of $1.145 billion from a diversified group of 19 lenders, (ii) an accordion feature with the right to request an increase in commitments under the facility from new and existing lenders on the same terms and conditions as the existing commitments up to a total of $1.718 billion and (iii) a revolving period through April 2029 and a final maturity date in April 2030.
As of September 30, 2025, borrowings under the Corporate Facility bore interest, subject to Main Street’s election and resetting on a monthly basis on the first of each month, at a rate equal to the applicable SOFR plus a credit spread adjustment of 0.10% plus 1.775% (or 1.65% after satisfying certain step-down conditions in the future). Main Street pays unused commitment fees of 0.25% on the unused lender commitments under the Corporate Facility. The Corporate Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the equity ownership and assets of the Funds, the Structured Subsidiaries and the External Investment Manager. In connection with the Corporate Facility, MSCC has made customary representations and warranties and is subject to certain leverage and borrowing base limitations, covenants, reporting and other requirements customary for similar credit facilities.
As of September 30, 2025, the interest rate for borrowings on the Corporate Facility was 6.2%. The average interest rate for borrowings under the Corporate Facility was 6.2% and 7.3% for the three months ended September 30, 2025 and 2024, respectively, and 6.2% and 7.3% for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, Main Street was in compliance with all financial covenants of the Corporate Facility.
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
As of September 30, 2025, the SPV Facility included (i) total commitments of $600.0 million from a diversified group of six lenders, (ii) an accordion feature providing MSCC Funding with the right to request increases in commitments under the facility, subject to the satisfaction of various conditions, from new and existing lenders on the same terms and conditions as the existing commitments to up to a total of $800.0 million and (iii) a revolving period through September 2028 and a final maturity date in September 2030. Advances under the SPV Facility bear interest at a rate equal to the applicable SOFR in effect, plus an applicable margin of 1.95% during the revolving period and 2.075% and 2.20% during the first and second years thereafter, respectively. MSCC Funding pays a commitment fee of 0.40% on the unused lender commitments up to 50% of the total lender commitments and 0.75% on the unused lender commitments greater than 50% of the total lender commitments. The SPV Facility is secured by a first lien loan on the assets of MSCC Funding and its subsidiaries. In connection with the SPV Facility, MSCC Funding has made customary representations and warranties and is subject to certain leverage and borrowing base limitations, covenants, reporting and other requirements customary for similar credit facilities.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

As of September 30, 2025, the interest rate for borrowings on the SPV Facility was 6.2%. The average interest rate for borrowings under the SPV Facility was 6.3% and 7.9% for the three months ended September 30, 2025 and 2024, respectively, and 6.4% and 7.9% for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, MSCC Funding was in compliance with all financial covenants of the SPV Facility.
MSCC Funding’s balance sheets as of September 30, 2025 and December 31, 2024 are as follows:
Balance Sheets
(in thousands)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Investments at fair value:
Control investments (cost: $13,483 as of September 30, 2025)	$13,483	$—
Non-Control investments (cost: $324,606 and $351,053 as of September 30, 2025 and December 31, 2024, respectively)	324,381	350,892
Total investments (cost: $338,089 and $351,053 as of September 30, 2025 and December 31, 2024, respectively)	337,864	350,892
Cash and cash equivalents	6,493	11,212
Interest and dividend receivable and other assets	2,904	4,124
Deferred financing costs (net of accumulated amortization of $7,460 and $1,859 as of September 30, 2025 and December 31, 2024, respectively)	7,460	6,512
Total assets	$354,721	$372,740
LIABILITIES
SPV Facility	$76,000	$176,000
Accounts payable and other liabilities to affiliates	—	65
Interest payable	635	1,229
Total liabilities	76,635	177,294
NET ASSETS
Contributed capital	203,939	138,088
Total undistributed earnings	74,147	57,358
Total net assets	278,086	195,446
Total liabilities and net assets	$354,721	$372,740

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

MSCC Funding’s statements of operations for the three and nine months ended September 30, 2025 and 2024 are as follows:
Statements of Operations
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
INVESTMENT INCOME:
Interest, fee and dividend income:
Control investments	$125	$—	$125	$—
Non‑Control/Non‑Affiliate investments	10,029	11,179	31,117	32,365
Total investment income	10,154	11,179	31,242	32,365
EXPENSES:
Interest	(3,033)	(3,941)	(10,621)	(8,715)
Management fee to MSCC	(459)	(418)	(1,203)	(1,218)
General and administrative	(11)	(20)	(127)	(56)
Total expenses	(3,503)	(4,379)	(11,951)	(9,989)
NET INVESTMENT INCOME	6,651	6,800	19,291	22,376
NET REALIZED GAIN (LOSS):
Control investments	(2,481)	—	(2,481)	—
Total net realized loss	(2,481)	—	(2,481)	—
NET UNREALIZED APPRECIATION (DEPRECIATION):
Control investments	3,605	—	3,605	—
Non‑Control/Non‑Affiliate investments	(1,379)	(2,403)	(3,669)	(3,649)
Total net unrealized appreciation (depreciation)	2,226	(2,403)	(64)	(3,649)
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$6,396	$4,397	$16,746	$18,727

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
As of September 30, 2025, Main Street was in compliance with all covenants and other requirements of the July 2026 Notes.
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
As of September 30, 2025, Main Street was in compliance with all covenants and other requirements of the June 2027 Notes.
August 2028 Notes
In August 2025, Main Street issued $350.0 million in aggregate principal amount of 5.40% unsecured notes due August 15, 2028 (the “August 2028 Notes”) at an issue price of 99.989%. The August 2028 Notes are unsecured obligations and rank pari passu with Main Street’s current and future unsecured indebtedness. The August 2028 Notes may be redeemed in whole or in part at any time at Main Street’s option subject to certain make-whole provisions. The August 2028 Notes bear interest at a rate of 5.40% per year payable semiannually on February 15 and August 15 of each year.
As of September 30, 2025, Main Street was in compliance with all covenants and other requirements of the August 2028 Notes.
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
As of September 30, 2025, Main Street was in compliance with all covenants and other requirements of the March 2029 Notes.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

SBIC Debentures
Under existing SBIC regulations, SBA-approved SBICs under common control have the ability to issue debentures guaranteed by the SBA up to a regulatory maximum amount of $350.0 million. Under existing SBA-approved commitments, Main Street, through the Funds, had $350.0 million of outstanding SBIC debentures as of both September 30, 2025 and December 31, 2024. SBIC debentures provide for interest to be paid semiannually, with principal due at the applicable 10-year maturity date of each debenture. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. The weighted-average annual interest rate on the SBIC debentures was 3.3% as of both September 30, 2025 and December 31, 2024. The first principal maturity due under the existing SBIC debentures is in 2027, and the weighted-average remaining duration as of September 30, 2025 was 4.9 years. In accordance with SBIC regulations, the Funds are precluded from incurring additional non-SBIC debt without the prior approval of the SBA. Main Street expects to maintain SBIC debentures under the SBIC program in the future, subject to periodic repayments and borrowings, in an amount up to the regulatory maximum amount for affiliated SBIC funds.
As of September 30, 2025, the SBIC debentures consisted of (i) $175.0 million par value of SBIC debentures issued by MSMF, with a recorded value of $170.8 million net of unamortized debt issuance costs of $4.2 million, and (ii) $175.0 million par value of SBIC debentures issued by MSC III, with a recorded value of $173.5 million net of unamortized debt issuance costs of $1.5 million.
May 2024 Notes
In May 2024, Main Street repaid the $450.0 million principal amount of the issued and outstanding 5.20% unsecured notes (the “May 2024 Notes”) at maturity at par value plus the accrued and unpaid interest.
December 2025 Notes
In September 2025, Main Street repaid the $100.0 million principal amount of the issued and outstanding 7.84% Series A unsecured notes (the “December 2025 Series A Notes”) and the $50.0 million principal amount of the issued and outstanding 7.53% Series B unsecured notes (the “December 2025 Series B Notes” and, together with the December 2025 Series A Notes, the “December 2025 Notes”) prior to maturity at par value plus the accrued and unpaid interest. The December 2025 Notes were due to mature on December 23, 2025.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

NOTE F — FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights of Main Street for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
Per Share Data:	2025	2024
NAV as of the beginning of the period	$31.65	$29.20
Net investment income (1)	2.92	2.95
Net realized gain (1)(2)	0.04	0.20
Net unrealized appreciation (1)(2)	1.20	0.99
Income tax provision on net realized gain and net unrealized appreciation (1)(2)	(0.10)	(0.27)
Net increase in net assets resulting from operations (1)	4.06	3.87
Dividends paid from net investment income (3)	(3.17)	(3.08)
Dividends paid (3)	(3.17)	(3.08)
Accretive effect of stock offerings (issuing shares above NAV per share)	0.11	0.50
Accretive effect of DRIP issuance (issuing shares above NAV per share)	0.14	0.11
Other (4)	(0.01)	(0.03)
NAV as of the end of the period	$32.78	$30.57
Market value as of the end of the period	$63.59	$50.14
Shares outstanding as of the end of the period	89,536,504	88,059,787
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
	(dollars in thousands)
NAV as of the end of the period	$2,934,575	$2,692,254
Average NAV	$2,864,191	$2,566,145
Average outstanding debt	$2,211,100	$2,091,920

Ratios to average NAV:
Ratio of total expenses, including tax expenses, to average NAV (1)(2)	5.92%	6.61%
Ratio of operating expenses to average NAV (2)(3)	5.17%	5.30%
Ratio of operating expenses, excluding interest expense, to average NAV (2)(3)	1.82%	1.81%
Ratio of net investment income to average NAV (2)	9.10%	9.93%
Portfolio turnover ratio (2)	15.72%	15.62%
Total investment return (2)(4)	14.47%	23.65%
Total return based on change in NAV (2)(5)	12.95%	13.48%
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
(2)Not annualized.
(3)Unless otherwise noted, operating expenses include interest, compensation, general and administrative and share-based compensation expenses, net of expenses allocated to the External Investment Manager of $17.0 million and $16.8 million for the nine months ended September 30, 2025 and 2024, respectively.
(4)Total investment return is based on the purchase of stock at the current market price on the first day and a sale at the current market price on the last day of each period reported on the table and assumes reinvestment of dividends at prices obtained by Main Street’s DRIP (as defined below) during the period. The return does not reflect any sales load that may be paid by an investor.
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
Summarized dividend information for the three and nine months ended September 30, 2025 and 2024 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, except per share amounts)
Regular monthly dividends per share	$0.765	$0.735	$2.265	$2.175
Supplemental quarterly dividends per share	0.30	0.30	0.90	0.90
Total dividends per share	$1.065	$1.035	$3.165	$3.075

Total regular monthly dividends paid	$68,543	$64,160	$201,959	$187,385
Total supplemental quarterly dividends paid	26,907	26,405	80,364	77,968
Total dividends paid	$95,450	$90,565	$282,323	$265,353
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Listed below is a reconciliation of “Net increase in net assets resulting from operations” to taxable income and to total distributions declared to common stockholders for the nine months ended September 30, 2025 and 2024.

	Nine Months Ended September 30,
	2025	2024
	(estimated, in thousands)
Net increase in net assets resulting from operations	$362,287	$333,847
Book-tax difference from share-based compensation expense	(9,878)	(5,256)
Net unrealized appreciation	(107,217)	(85,431)
Income tax provision	21,360	33,719
Pre-tax book income not consolidated for tax purposes	(96,943)	(72,335)
Book income and tax income differences, including debt origination, structuring fees, dividends, realized gains and changes in estimates	75,778	35,962
Estimated taxable income (1)	245,387	240,506
Taxable income earned in prior year and carried forward for distribution in current year	120,488	56,142
Taxable income earned prior to period end and carried forward for distribution next period	(105,651)	(51,664)
Dividend payable as of period end and paid in the following period	22,832	21,575
Total distributions accrued or paid to common stockholders	$283,056	$266,559
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

The income tax provision for Main Street is generally composed of (i) deferred tax expense, which is primarily the result of the net activity relating to the portfolio investments held in the Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation or depreciation and other temporary book tax differences, and (ii) current tax expense, which is primarily the result of current U.S. federal income and state taxes relating to net currently taxable activity relating to the portfolio investments held in the Taxable Subsidiaries and excise taxes on Main Street’s estimated undistributed taxable income. The income tax expense, or benefit, and the related tax assets and liabilities generated by the Taxable Subsidiaries, if any, are reflected in Main Street’s Consolidated Statements of Operations. Main Street’s provision for income taxes was comprised of the following for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Net investment income taxes
Current tax expense:
Federal	$—	$374	$—	$1,031
State and other	1,121	1,625	2,268	3,502
Excise	838	458	2,997	1,652
Total current tax expense	1,959	2,457	5,265	6,185

Deferred tax expense (benefit):
Federal	864	1,021	6,334	3,420
State and other	154	(262)	442	387
Total deferred tax expense	1,018	759	6,776	3,807

Total net investment income tax provision	$2,977	$3,216	$12,041	$9,992

Investment valuation related taxes
Current tax expense:
Federal	$2,578	$—	$6,969	$—
Total current tax expense	2,578	—	6,969	—

Deferred tax expense (benefit):
Federal	3,774	8,318	3,702	22,438
State and other	389	175	(1,352)	1,289
Total deferred tax expense	4,163	8,493	2,350	23,727

Total investment valuation related income tax provision	$6,741	$8,493	$9,319	$23,727

Total income tax provision	$9,718	$11,709	$21,360	$33,719
The net deferred tax liability as of September 30, 2025 and December 31, 2024 was $95.2 million and $86.1 million, respectively, with the change primarily related to changes in net unrealized appreciation or depreciation, changes in loss carryforwards and other temporary book-tax differences relating to portfolio investments held by the Taxable Subsidiaries. As of September 30, 2025, for U.S. federal income tax purposes, the Taxable Subsidiaries had a net operating loss carryforward which is not subject to expiration and will carryforward indefinitely until utilized. Additionally, the Taxable Subsidiaries have interest expense limitation carryforwards which have an indefinite carryforward period.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

NOTE H — COMMON STOCK
Main Street maintains a program with certain selling agents through which it can sell shares of its common stock by means of at-the-market offerings from time to time (the “ATM Program”). During the nine months ended September 30, 2025, Main Street sold 390,990 shares of its common stock at a weighted-average price of $58.91 per share and raised $23.0 million of gross proceeds under the ATM Program. Net proceeds were $22.6 million after commissions to the selling agents on shares sold and offering costs. As of September 30, 2025, there were no share sales transactions that had not settled. In March 2025, Main Street entered into new distribution agreements to sell up to 20,000,000 shares through the ATM Program. As of September 30, 2025, 19,680,372 shares remained available for sale under the ATM Program.
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
Summarized DRIP information for the nine months ended September 30, 2025 and 2024 is as follows:

	Nine Months Ended September 30,
	2025	2024
	(dollars in thousands)
DRIP participation	$28,052	$26,530
Shares issued for DRIP	471,425	552,691

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
Main Street’s Board of Directors approves the issuance of shares of restricted stock to Main Street employees pursuant to the Main Street Capital Corporation 2022 Equity and Incentive Plan (the “Equity and Incentive Plan”). These shares generally vest over a three-year or five-year period from the grant date. The fair value is expensed over the service period, starting on the grant date. The following table summarizes the restricted stock issuances approved by Main Street’s Board of Directors under the Equity and Incentive Plan, net of shares forfeited, if any, and the remaining shares of restricted stock available for issuance as of September 30, 2025.

Restricted stock authorized under the plan	5,000,000
Less net restricted stock granted	(1,483,101)
Restricted stock available for issuance as of September 30, 2025	3,516,899

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

As of September 30, 2025, the following table summarizes the restricted stock issued to Main Street’s non-employee directors and the remaining shares of restricted stock available for issuance pursuant to the Main Street Capital Corporation 2022 Non-Employee Director Restricted Stock Plan. These shares are granted upon appointment or election to the board and vest on the day immediately preceding the annual meeting of stockholders following the respective grant date and are expensed over such service period.

Restricted stock authorized under the plan	300,000
Less net restricted stock granted	(14,455)
Restricted stock available for issuance as of September 30, 2025	285,545
For the three months ended September 30, 2025 and 2024, Main Street recognized total share-based compensation expense of $5.4 million and $4.9 million, respectively, related to the restricted stock issued to Main Street employees and non-employee directors. For the nine months ended September 30, 2025 and 2024, Main Street recognized total share-based compensation expense of $15.7 million and $13.9 million, respectively.
Summarized RSA activity for the nine months ended September 30, 2025 is as follows:

	Nine Months Ended September 30, 2025
	Number		Weighted-Average Grant-Date Fair Value
Restricted Stock Awards (RSAs):	of Shares		(dollars per share)
Non-vested, December 31, 2024	1,039,417		$43.62
Granted (1)	457,393		57.72
Vested (1)(2)	(455,787)		42.95
Forfeited	(19,751)		51.46
Non-vested, September 30, 2025	1,021,272		$50.08
Aggregate intrinsic value as of September 30, 2025 (in thousands)	$64,943	(3)
___________________________
(1)Restricted units generally vest over a three-year or five-year period from the grant date (as noted above).
(2)Vested shares included 177,090 shares withheld for payroll taxes paid on behalf of employees.
(3)Aggregate intrinsic value is the product of total non-vested restricted shares as of September 30, 2025 and $63.59 per share, the closing price of Main Street’s common stock on September 30, 2025.
As of September 30, 2025, there was $40.3 million of total unrecognized compensation expense related to Main Street’s non-vested restricted shares. This compensation expense is expected to be recognized over a remaining weighted-average period of 2.6 years as of September 30, 2025.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

NOTE K — COMMITMENTS AND CONTINGENCIES
As of September 30, 2025, Main Street had the following outstanding commitments (in thousands):

Investments with equity capital commitments that have not yet funded:	Amount

Brightwood Capital Fund Investments
Brightwood Capital Fund V, LP	$100
Brightwood Capital Fund III, LP	6
106

EnCap Equity - Fund XII, LP	6,092

Harris Preston Fund Investments
HPEP 4, L.P.	5,742
HPEP 3, L.P.	1,308
423 AER II, LP	211
2717 HPP-MS, LP	44
7,305

MS Private Loan Fund I, LP	750

MS Private Loan Fund II, LP	6,000

UnionRock Energy Fund Investments
UnionRock Energy Fund III, LP	4,782
UnionRock Energy Fund II, LP	2,616
7,398

Total Equity Commitments (1)(2)	$27,651

Investments with commitments to fund revolving loans that have not been fully drawn or term loans with additional commitments not yet funded:

Mission Critical Group	$39,040
ZRG Partners, LLC	17,943
TEC Services, LLC	16,167
Creative Foam Corporation	15,375
GradeEight Corp.	10,033
MS Private Loan Fund II, LP	10,000
Core Transformers	9,404
BP Loenbro Holdings Inc.	8,380
Airo Purchaser, Inc.	7,884
JDC Power Services, LLC	7,263
Richardson Sales Solutions	6,713

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

MS Private Loan Fund I, LP	6,300
South Coast Terminals Holdings, LLC	6,205
California Splendor Holdings LLC	6,000
SI East, LLC	5,250
AGS American Glass Services Acquisition, LLC	5,091
Electro Technical Industries, LLC	4,588
Cody Pools, Inc.	4,214
AVEX Aviation Holdings, LLC	3,684
Microbe Formulas, LLC	3,601
Victory Energy Operations, LLC	3,446
Gamber-Johnson Holdings, LLC	2,952
ITA Holdings Group, LLC	2,950
Metalforming Holdings, LLC	2,795
PTL US Bidco, Inc	2,703
Career Team Holdings, LLC	2,700
IG Parent Corporation	2,500
IG Investor, LLC	2,400
Centre Technologies Holdings, LLC	2,400
Insight Borrower Corporation	2,367
CQ Fluency, LLC	2,250
Titan Meter Midco Corp.	2,159
Batjer TopCo, LLC	2,070
Winter Services LLC	2,044
GS HVAM Intermediate, LLC	2,020
Garyline, LLC	2,002
Revenue Recovery Holdings, LLC	2,000
FRG AcquireCo, LLC	2,000
Coregistics Buyer LLC	1,908
Rug Doctor, LLC.	1,904
ArborWorks, LLC	1,828
CenterPeak Holdings, LLC	1,800
Bluestem Brands, Inc.	1,783
Chamberlin Holding LLC	1,600
Trantech Radiator Topco, LLC	1,600
Colonial Electric Company LLC	1,600
Pinnacle TopCo, LLC	1,600
The Affiliati Network, LLC	1,440
Clad-Rex Steel, LLC	1,200
B-O-F Corporation	1,161
RFG AcquireCo, LLC	1,000
KMS, LLC	1,000
American Health Staffing Group, Inc.	1,000
RA Outdoors LLC	917
Mini Melts of America, LLC	887
Bond Brand Loyalty ULC	856

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Escalent, Inc.	822
Mystic Logistics Holdings, LLC	800
Orttech Holdings, LLC	800
Barfly Ventures, LLC	760
ATS Operating, LLC	720
Hornblower Sub, LLC	695
Burning Glass Intermediate Holding Company, Inc.	639
BDB Holdings, LLC	627
Channel Partners Intermediateco, LLC	621
Invincible Boat Company, LLC.	519
Jensen Jewelers of Idaho, LLC	500
Wash & Wax Systems LLC	473
Roof Opco, LLC	233
GRT Rubber Technologies LLC	204
Implus Footcare, LLC	195
GULF PACIFIC ACQUISITION, LLC	151
Obra Capital, Inc.	148
HDC/HW Intermediate Holdings	23
AAC Holdings, Inc.	15

Total Loan Commitments	$270,922

Total Commitments	$298,573
___________________________
(1)This table excludes commitments related to four additional Other Portfolio investments for which the investment period has expired and remaining commitments may only be drawn to pay fund expenses. The Company does not expect any material future capital to be called on its commitment to these investments and as a result has excluded those commitments from this table.
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
Main Street will fund its unfunded commitments from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under the Credit Facilities). Main Street follows a process to manage its liquidity and ensure that it has available capital to fund its unfunded commitments as necessary. The Company had no unrealized appreciation or depreciation on the outstanding unfunded commitments as of September 30, 2025.
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

NOTE L — RELATED PARTY TRANSACTIONS
As discussed further in Note D — External Investment Manager, the External Investment Manager is treated as a wholly-owned portfolio company of Main Street and is included as part of Main Street’s Investment Portfolio. As of September 30, 2025, Main Street had a receivable of $10.3 million due from the External Investment Manager, which included (i) $7.2 million related primarily to operating expenses incurred by Main Street as required to support the External Investment Manager’s business and amounts due from the External Investment Manager to Main Street under a tax sharing agreement (see further discussion in Note D — External Investment Manager) and (ii) $3.1 million of dividends declared but not paid by the External Investment Manager. MSCC has entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for the External Investment Manager’s relationship with MSC Income and its other clients (see further discussion in Note A.1. — Organization and Basis of Presentation — Organization and Note D — External Investment Manager).
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
The following table summarizes Main Street’s purchases of shares of MSC Income’s common stock during the three months ended September 30, 2025, pursuant to the share purchase plan.

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
	(in thousands, except shares and per share amounts)
July 1 through July 31, 2025	—	$—	—	$19,955
August 1 through August 31, 2025	14,010	14.25	14,010	19,756
September 1 through September 30, 2025	41,611	13.98	41,611	19,175
___________________________
(1)Includes broker commissions.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

As of September 30, 2025, Main Street owned 1,433,573 shares of MSC Income’s common stock. Each of Main Street’s purchases of MSC Income common stock, either individually or through approval of the share purchase plan, was unanimously approved by the Board of Directors and MSC Income’s board of directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act, of each board. In addition, certain of Main Street’s officers and employees own shares of MSC Income and therefore have direct pecuniary interests in MSC Income.
In December 2020, the External Investment Manager entered into an investment management agreement with Private Loan Fund I to provide investment advisory and management services in exchange for an asset-based fee and certain incentive fees. Private Loan Fund I is a private investment fund exempt from registration under the 1940 Act that co-invests with Main Street in Main Street’s Private Loan investment strategy. In connection with Private Loan Fund I’s initial closing in December 2020, Main Street committed to contribute up to $10.0 million as a limited partner and is entitled to distributions on such interest. In February 2022, Main Street increased its total commitment to Private Loan Fund I from $10.0 million to $15.0 million. In addition, certain of Main Street’s officers and employees (and certain of their immediate family members) have made capital commitments to Private Loan Fund I as limited partners and therefore have direct pecuniary interests in Private Loan Fund I. As of September 30, 2025, Main Street has funded $14.2 million of its limited partner commitment and Main Street’s unfunded commitment was $0.8 million. Main Street’s limited partner commitment to Private Loan Fund I was unanimously approved by the Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act.
In March 2022, Main Street provided Private Loan Fund I with a revolving line of credit pursuant to a Secured Revolving Promissory Note, dated March 17, 2022 (as amended, the “PL Fund 2022 Note”), which provides for borrowings up to $15.0 million. Borrowings under the PL Fund 2022 Note bear interest at a rate of SOFR plus 3.0%, subject to a 2.0% SOFR floor, can be advanced through March 2026 and mature in March 2027. Available borrowings under the PL Fund 2022 Note are subject to a 0.25% non-use fee. The borrowings are collateralized by all assets of Private Loan Fund I (other than the assets of its special purpose vehicle financing subsidiary). The PL Fund 2022 Note was unanimously approved by Main Street’s Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act. As of September 30, 2025, there were $8.7 million of borrowings outstanding under the PL Fund 2022 Note.
In September 2023, the External Investment Manager entered into an investment management agreement with Private Loan Fund II to provide investment advisory and management services in exchange for an asset-based fee and certain incentive fees. Private Loan Fund II is a private investment fund exempt from registration under the 1940 Act that co-invests with Main Street in Main Street’s Private Loan investment strategy. In connection with Private Loan Fund II’s initial closing in September 2023, Main Street committed to contribute up to $15.0 million (limited to 20% of total commitments) as a limited partner and is entitled to distributions on such interest. In addition, certain of Main Street’s officers and employees (and certain of their immediate family members) have made capital commitments to Private Loan Fund II as limited partners and therefore have direct pecuniary interests in Private Loan Fund II. As of September 30, 2025, Main Street has funded $9.0 million of its limited partner commitment and Main Street’s unfunded commitment was $6.0 million. Main Street’s limited partner commitment to Private Loan Fund II was unanimously approved by the Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act.
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

In November 2024, Main Street provided Private Loan Fund II with a revolving line of credit pursuant to a Secured Revolving Promissory Note, dated November 22, 2024 (the “PL Fund II 2024 Note”), which provides for borrowings up to $10.0 million. Borrowings under the PL Fund II 2024 Note bear interest at a rate of SOFR plus 3.0%, subject to a 2.0% SOFR floor, and mature on the date upon which Private Loan Fund II’s investment period concludes, which is scheduled to occur in June 2029. Available borrowings under the PL Fund II 2024 Note are subject to a 0.25% non-use fee. The borrowings are collateralized by all assets of Private Loan Fund II (other than the assets of its special purpose vehicle financing subsidiary). The PL Fund II 2024 Note was unanimously approved by Main Street’s Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act. As of September 30, 2025, there were no borrowings outstanding under the PL Fund II 2024 Note.
As described in Note B.9. — Summary of Significant Accounting Policies — Deferred Compensation Plan, participants in the Deferred Compensation Plan elect one or more investment options, including phantom Main Street stock units, interests in affiliated funds and various mutual funds, where their deferred amounts are notionally invested pending distribution pursuant to participant elections and plan terms. As of September 30, 2025, $32.1 million of directors’ fees and employee compensation, plus net unrealized gains and losses and investment income, and minus previous distributions, was deferred under the Deferred Compensation Plan. As of September 30, 2025, $12.5 million was deferred into phantom Main Street stock units, representing 196,761 shares of Main Street’s common stock. In addition, as of September 30, 2025, the Company had $19.6 million of funded investments from deferred compensation in trust, including $2.1 million in Private Loan Fund I and $4.5 million in Private Loan Fund II.
NOTE M — SUBSEQUENT EVENTS
The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements, and identified the following to report:
In November 2025, Main Street declared a supplemental dividend of $0.30 per share payable in December 2025. This supplemental dividend is in addition to the previously announced regular monthly dividends that Main Street declared of $0.255 per share for each month of October, November and December 2025, or total regular monthly dividends of $0.765 per share for the fourth quarter of 2025, resulting in total dividends declared for the fourth quarter of 2025 of $1.065 per share.

In November 2025, Main Street also declared regular monthly dividends of $0.26 per share for each month of January, February and March of 2026. These regular monthly dividends equal a total of $0.78 per share for the first quarter of 2026, representing a 4.0% increase from the regular monthly dividends paid in the first quarter of 2025. Including the regular monthly and supplemental dividends declared for the fourth quarter of 2025 and first quarter of 2026, Main Street will have paid $47.935 per share in cumulative dividends since its October 2007 initial public offering.

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments in and Advances to Affiliates
September 30, 2025
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2024 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	September 30, 2025 Fair Value (13)
Majority-Owned Investments
BDB Holdings, LLC					Preferred Equity	(7)	$—	$(2,860)	$—	$18,920	$—	$2,860	$16,060
	12.00%				Secured Debt (12)	(7)	—	—	35	—	1,173	—	1,173
Brewer Crane Holdings, LLC	14.41%	SF+	10.00%		Secured Debt	(9)	—	—	549	5,016	—	—	5,016
					Preferred Member Units	(9)	—	(1,290)	90	4,680	—	1,290	3,390
					Preferred Member Units	(9)	—	—	12	—	324	—	324
Café Brazil, LLC					Member Units	(8)	(707)	542	84	1,200	542	1,742	—
California Splendor Holdings LLC	14.00%				Secured Debt	(9)	—	388	2,864	28,465	601	3,292	25,774
					Secured Debt (12)	(9)	—	—	48	1,506	21	1,539	(12)
					Preferred Member Units	(9)	—	(6,940)	188	22,215	—	6,940	15,275
	15.00%			15.00%	Preferred Member Units	(9)	—	—	1,241	10,909	1,241	—	12,150
Clad-Rex Steel, LLC					Secured Debt (12)	(5)	—	—	2	—	—	—	—
					Secured Debt	(5)	—	(36)	392	6,760	—	6,760	—
	10.00%				Secured Debt	(5)	—	80	195	—	9,800	160	9,640
	10.00%				Secured Debt	(5)	—	(1)	72	973	1	34	940
					Member Units	(5)	—	3,130	1,157	10,990	3,130	—	14,120
					Member Units	(5)	—	320	—	950	320	—	1,270
Cody Pools, Inc.					Secured Debt (12)	(8)	—	6	218	—	843	843	—
	12.50%				Secured Debt	(8)	—	1	3,630	39,227	3,371	2,783	39,815
					Preferred Member Units	(8)	—	(1,330)	1,713	67,810	—	1,330	66,480
CompareNetworks Topco, LLC		SF+	9.00%		Secured Debt	(9)	—	—	339	2,903	—	2,903	—
	13.41%	SF+	9.00%		Secured Debt	(9)	—	—	10	—	4,431	—	4,431
					Preferred Member Units	(9)	—	(3,080)	—	11,260	—	3,080	8,180
Compass Systems & Sales, LLC					Secured Debt	(5)	—	—	4	(21)	4	—	(17)
	13.50%				Secured Debt	(5)	—	(139)	1,786	17,067	25	138	16,954
					Preferred Equity	(5)	—	(270)	180	7,450	—	270	7,180
Cybermedia Technologies, LLC					Secured Debt	(6)	—	—	8	—	—	—	—
	13.00%				Secured Debt	(6)	—	(531)	2,728	27,116	42	621	26,537
					Preferred Member Units	(6)	—	(15,000)	188	15,000	—	15,000	—
					Preferred Equity	(6)	—	1,960	—	—	4,460	100	4,360
Datacom, LLC	7.50%				Secured Debt	(8)	—	—	50	493	767	585	675
	10.00%				Secured Debt	(8)	—	(2,257)	706	7,947	102	2,460	5,589
					Preferred Member Units	(8)	—	(600)	—	240	360	600	—
Direct Marketing Solutions, Inc.	14.00%				Secured Debt	(9)	—	(22)	53	—	1,042	22	1,020
	14.00%				Secured Debt	(9)	—	(29)	2,504	23,902	29	849	23,082
					Preferred Stock	(9)	—	1,150	—	17,930	1,150	—	19,080
Gamber-Johnson Holdings, LLC		SF+	7.50%		Secured Debt (12)	(5)	—	—	5	—	—	—	—
	11.50%	SF+	7.50%		Secured Debt (12)	(5)	—	(38)	6,384	73,126	38	2,438	70,726
					Member Units	(5)	—	1,910	5,388	114,750	1,910	—	116,660
Garreco, LLC					Member Units	(8)	—	(230)	—	2,060	—	230	1,830
GRT Rubber Technologies LLC	10.41%	SF+	6.00%		Secured Debt (12)	(8)	—	(3)	252	3,146	3	3	3,146
	12.41%	SF+	8.00%		Secured Debt	(8)	—	(35)	3,862	40,493	35	35	40,493
					Member Units	(8)	—	930	4,280	45,890	930	—	46,820
Gulf Publishing Holdings, LLC		SF+	9.50%		Secured Debt	(8)	—	—	—	—	—	—	—

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
September 30, 2025
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2024 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	September 30, 2025 Fair Value (13)
					Secured Debt	(8)	(231)	782	—	1,518	623	2,141	—
					Preferred Equity	(8)	(5,600)	5,600	—	—	5,600	5,600	—
					Member Units	(8)	(3,681)	3,681	—	—	3,681	3,681	—
IG Investor, LLC	13.00%				Secured Debt (12)	(6)	—	22	173	1,572	28	—	1,600
	13.00%				Secured Debt	(6)	—	192	3,512	35,257	247	440	35,064
					Common Equity	(6)	—	4,540	—	16,230	4,540	—	20,770
Jensen Jewelers of Idaho, LLC		P+	6.75%		Secured Debt (12)	(9)	—	—	—	—	—	—	—
	14.25%	P+	6.75%		Secured Debt	(9)	—	—	144	1,498	—	470	1,028
					Member Units	(9)	—	(280)	804	11,820	—	280	11,540
MSC Adviser I, LLC					Member Units	(8)	—	20,350	8,393	246,000	20,350	—	266,350
Mystic Logistics Holdings, LLC					Secured Debt (12)	(6)	—	—	3	—	—	—	—
	10.00%				Secured Debt	(6)	—	(5)	441	5,746	5	5	5,746
					Common Stock	(6)	—	410	2,864	26,370	410	—	26,780
NRP Jones, LLC	12.00%				Secured Debt	(5)	—	(137)	205	2,178	6	138	2,046
					Member Units	(5)	—	(2,417)	—	2,696	—	2,417	279
					Member Units	(5)	—	(83)	—	94	—	83	11
					Preferred Equity	(5)	—	756	—	—	1,238	—	1,238
					Common Equity	(5)	—	—	—	—	1,200	272	928
OMi Topco, LLC					Secured Debt	(8)	—	(30)	207	9,000	—	9,000	—
					Secured Debt	(8)	—	—	434	—	—	—	—
					Secured Debt	(8)	—	—	781	—	—	—	—
	12.00%				Secured Debt	(8)	—	39	11	—	24,000	—	24,000
					Preferred Member Units	(8)	—	5,180	20,699	72,720	5,180	—	77,900
Principle Environmental, LLC	13.00%				Secured Debt	(8)	—	—	497	4,861	14	—	4,875
					Preferred Member Units	(8)	—	2,100	1,186	12,600	2,100	—	14,700
					Common Stock	(8)	—	100	—	600	100	—	700
Quality Lease Service, LLC					Member Units	(7)	—	—	—	460	—	—	460
Robbins Bros. Jewelry, Inc.					Secured Debt	(9)	—	—	27	(39)	—	17	(56)
	12.50%			10.00%	Secured Debt	(9)	—	224	—	14,562	—	417	14,145
					Preferred Equity	(9)	—	—	—	—	—	—	—
Trantech Radiator Topco, LLC					Secured Debt (12)	(7)	—	—	3	(1)	—	—	(1)
	13.50%				Secured Debt	(7)	—	—	831	7,855	20	—	7,875
					Common Stock	(7)	—	4,780	87	8,570	4,780	—	13,350
Victory Energy Operations, LLC					Secured Debt (12)	(8)	—	—	97	(33)	1,728	1,723	(28)
	13.00%				Secured Debt	(8)	—	—	4,829	47,792	73	—	47,865
					Preferred Equity	(8)	—	399	427	22,686	399	215	22,870
Volusion, LLC	10.00%				Secured Debt	(8)	—	—	159	2,100	—	—	2,100
					Preferred Member Units	(8)	—	—	—	—	—	—	—
					Preferred Member Units	(8)	22	(1,627)	—	7,003	22	3,356	3,669
					Preferred Member Units	(8)	—	—	—	—	—	—	—
					Common Stock	(8)	—	—	—	—	—	—	—
Ziegler’s NYPD, LLC	12.00%				Secured Debt	(8)	—	—	3	—	150	—	150
	12.00%				Secured Debt	(8)	—	(63)	160	1,750	—	64	1,686
					Preferred Member Units	(8)	—	(190)	—	320	—	190	130

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
September 30, 2025
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2024 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	September 30, 2025 Fair Value (13)
					Warrants	(8)	—	—	—	—	—	—	—
Other Controlled Investments
2717 MH, L.P.					LP Interests (2717 MH, L.P.)	(8)	$5,466	$(4,836)	$—	$8,818	$4,046	$11,069	$1,795
					LP Interests (2717 HPP-MS, L.P.)	(8)	—	64	—	383	64	—	447
					LP Interests (2717 GRE-LP, L.P.)	(8)	—	—	—	441	—	—	441
HPEP 423 COR, LP					LP Interests (423 COR, L.P.)	(8)	—	1,057	—	4,187	1,057	—	5,244
American Nuts, LLC					Preferred Equity	(9)	—	(2,840)	—	—	8,970	2,840	6,130
	12.94%	SF+	8.50%	12.94%	Secured Debt	(9)	—	—	506	—	7,906	—	7,906
	12.94%	SF+	8.50%	12.94%	Secured Debt	(9)	—	—	506	—	7,906	—	7,906
Analytical Systems Keco Holdings, LLC					Secured Debt	(8)	—	—	—	—	—	—	—
	14.50%				Secured Debt	(8)	—	—	509	4,048	9	150	3,907
					Preferred Member Units	(8)	—	—	—	—	—	—	—
					Preferred Member Units	(8)	—	270	—	5,300	270	—	5,570
					Warrants	(8)	—	—	—	—	—	—	—
ASC Interests, LLC	13.00%				Secured Debt	(8)	—	—	40	400	—	—	400
	13.00%				Secured Debt	(8)	—	(161)	157	1,598	—	235	1,363
					Preferred Member Units	(8)	—	—	—	—	—	—	—
					Member Units	(8)	—	—	—	—	—	—	—
ATS Workholding, LLC					Secured Debt	(9)	(1,897)	2,261	—	113	2,324	2,437	—
					Secured Debt	(9)	(2,842)	2,698	—	143	2,698	2,841	—
					Preferred Member Units	(9)	(3,726)	3,726	—	—	3,726	3,726	—
Barfly Ventures, LLC	7.00%				Secured Debt (12)	(5)	—	—	37	711	—	—	711
					Member Units	(5)	—	950	1,103	5,860	950	—	6,810
Batjer TopCo, LLC					Secured Debt (12)	(8)	—	—	12	446	1	450	(3)
					Secured Debt (12)	(8)	—	—	15	270	—	270	—
	10.00%				Secured Debt	(8)	—	—	838	10,529	18	630	9,917
					Preferred Stock	(8)	—	3,590	587	5,160	3,590	—	8,750
Bolder Panther Group, LLC	11.57%	SF+	7.26%		Secured Debt	(9)	—	(102)	9,032	101,643	102	699	101,046
	10.81%	SF+	6.50%		Secured Debt	(9)	—	4	166	—	6,000	3,000	3,000
	8.00%				Class B Preferred Member Units	(9)	—	670	2,479	30,520	670	—	31,190
					Secured Debt	(9)	—	—	93	—	—	—	—
Bridge Capital Solutions Corporation					Preferred Member Units	(6)	—	—	—	—	—	—	—
					Warrants	(6)	—	—	—	—	—	—	—
					Warrants	(6)	—	—	—	—	—	—	—
CBT Nuggets, LLC					Member Units	(9)	—	(580)	1,647	49,540	—	580	48,960
Centre Technologies Holdings, LLC		SF+	8.00%		Secured Debt (12)	(8)	—	—	9	—	—	—	—
	12.41%	SF+	8.00%		Secured Debt	(8)	—	(12)	2,599	25,534	12	1,082	24,464
					Preferred Member Units	(8)	—	8,810	90	12,410	8,810	—	21,220
Chamberlin Holding LLC		SF+	6.00%		Secured Debt (12)	(8)	—	(67)	74	—	67	67	—
	12.49%	SF+	8.00%		Secured Debt	(8)	—	9	1,679	15,620	4,800	—	20,420
					Member Units	(8)	—	(40)	5,884	33,110	—	40	33,070

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
September 30, 2025
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2024 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	September 30, 2025 Fair Value (13)
					Member Units	(8)	—	220	69	3,550	220	—	3,770
Charps, LLC	14.00%				Unsecured Debt	(5)	—	(75)	671	5,694	75	75	5,694
					Preferred Member Units	(5)	—	(310)	536	15,580	—	310	15,270
Colonial Electric Company LLC					Secured Debt (12)	(6)	—	—	6	—	—	—	—
	12.00%				Secured Debt	(6)	—	(28)	1,131	14,310	28	5,559	8,779
					Preferred Member Units	(6)	—	850	3,270	13,570	850	—	14,420
Copper Trail Fund Investments					LP Interests (CTMH, LP)	(9)	—	—	—	500	15	—	515
Digital Products Holdings LLC	14.31%	SF+	10.00%		Secured Debt	(5)	—	—	1,347	12,422	33	660	11,795
					Preferred Member Units	(5)	—	—	150	9,835	—	—	9,835
Doral Holdings, LLC					Preferred Equity	(5)	—	—	—	—	13,000	—	13,000
					Secured Debt	(5)	—	—	—	—	—	—	—
	13.00%				Secured Debt	(5)	—	—	2,042	—	29,229	—	29,229
Elgin AcquireCo, LLC		SF+	6.00%		Secured Debt	(5)	—	—	7	(5)	2	—	(3)
	12.00%				Secured Debt	(5)	—	—	1,646	17,969	30	774	17,225
	9.00%				Secured Debt	(5)	—	—	423	6,207	2	40	6,169
					Common Stock	(5)	—	(630)	—	5,730	—	630	5,100
					Common Stock	(5)	—	170	—	3,050	170	—	3,220
Flame King Holdings, LLC					Preferred Equity	(9)	—	3,450	7,873	35,920	12,200	—	48,120
	12.00%				Secured Debt	(9)	—	617	2,759	—	66,000	—	66,000
Harrison Hydra-Gen, Ltd.					Common Stock	(8)	—	260	—	7,010	260	—	7,270
JTI Electrical & Mechanical, LLC		SF+	6.25%		Secured Debt	(9)	(466)	—	—	7,977	—	7,977	—
		SF+	6.25%		Secured Debt	(9)	(5,765)	—	—	33,879	—	33,879	—
		SF+	6.25%		Secured Debt	(9)	(537)	—	—	3,176	—	3,176	—
	10.45%	SF+	6.00%	10.45%	Secured Debt	(9)	—	—	387	—	35,637	225	35,412
	15.00%			15.00%	Secured Debt	(9)	—	—	—	—	6,205	—	6,205
	9.45%	SF+	5.00%		Secured Debt	(9)	—	—	61	—	6,316	—	6,316
					Common Equity	(9)	—	(842)	—	—	842	842	—
JorVet Holdings, LLC	12.00%				Secured Debt	(9)	—	—	2,157	23,216	35	—	23,251
					Preferred Equity	(9)	—	(850)	728	13,180	—	850	12,330
KBK Industries, LLC					Member Units	(5)	—	(4,950)	2,900	25,180	—	4,950	20,230
					Secured Debt	(5)	—	(24)	130	3,700	—	3,700	—
	9.50%				Secured Debt	(5)	—	41	370	—	9,400	1,600	7,800
Kickhaefer Manufacturing Company, LLC	12.00%				Secured Debt	(5)	—	—	1,248	14,987	6	1,600	13,393
	9.00%				Secured Debt	(5)	—	—	267	3,926	1	36	3,891
					Preferred Equity	(5)	—	3,690	—	12,240	3,690	—	15,930
					Member Units	(5)	—	50	78	2,710	50	—	2,760
Metalforming Holdings, LLC					Secured Debt (12)	(7)	—	1	18	(11)	11	—	—
	8.75%				Secured Debt	(7)	—	73	1,408	20,844	117	3,173	17,788
	8.00%			8.00%	Preferred Equity	(7)	—	(481)	849	6,397	—	481	5,916
					Common Stock	(7)	—	2,630	1,105	6,850	2,630	—	9,480
Moffitt Holdings, LLC	13.00%				Secured Debt	(8)	—	—	1,167	—	34,695	438	34,257
					Preferred Equity	(8)	—	1,260	—	—	15,560	—	15,560
MS Private Loan Fund I, LP	7.31%	SF+	3.00%		Secured Debt (12)	(8)	—	—	334	1,600	16,920	9,820	8,700
					LP Interests (12)	(8)	—	(202)	1,152	14,034	—	202	13,832

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
September 30, 2025
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2024 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	September 30, 2025 Fair Value (13)
MS Private Loan Fund II, LP		SF+	3.00%		Secured Debt (12)	(8)	—	—	50	(59)	1,818	1,850	(91)
					LP Interests (12)	(8)	—	170	773	7,843	1,721	—	9,564
MSC Income Fund, Inc.					Common Equity	(8)	—	(3,803)	1,507	16,810	5,326	3,803	18,333
MVI MSO, LLC (Milford Vascular)	13.00%				Secured Debt	(6)	—	—	873	—	9,763	—	9,763
					Preferred Equity	(6)	—	2,070	118	—	4,770	—	4,770
NAPCO Precast, LLC					Member Units	(8)	—	2,110	1,867	9,050	2,110	—	11,160
					Member Units	(8)	—	1,945	—	—	2,760	—	2,760
Nello Industries Investco, LLC		SF+	6.50%		Secured Debt	(5)	—	—	16	(16)	16	—	—
	12.50%				Secured Debt	(5)	—	—	2,856	26,959	2,493	—	29,452
					Preferred Stock	(5)	231	5,623	1,751	15,560	5,854	1,154	20,260
NexRev LLC					Secured Debt	(8)	—	—	—	—	—	—	—
					Secured Debt	(8)	—	(9)	151	9,811	9	9,820	—
					Preferred Member Units	(8)	—	350	453	11,910	350	—	12,260
NuStep, LLC	10.91%	SF+	6.50%		Secured Debt	(5)	—	—	278	3,600	—	1,400	2,200
	12.00%				Secured Debt	(5)	—	—	1,679	18,439	1	—	18,440
					Preferred Member Units	(5)	—	650	—	11,550	650	—	12,200
					Preferred Member Units	(5)	—	—	—	6,000	—	—	6,000
Orttech Holdings, LLC		SF+	11.00%		Secured Debt (12)	(5)	—	—	—	—	—	—	—
	15.41%	SF+	11.00%		Secured Debt	(5)	—	(35)	2,535	21,960	35	1,235	20,760
					Preferred Stock	(5)	—	—	180	13,450	—	—	13,450
Pinnacle TopCo, LLC					Secured Debt (12)	(8)	—	(2)	8	—	2	2	—
	13.00%				Secured Debt	(8)	—	(47)	2,826	28,640	47	847	27,840
					Preferred Equity	(8)	—	1,280	1,392	18,360	1,280	—	19,640
PPL RVs, Inc.		SF+	7.00%		Secured Debt	(8)	—	(1)	1	—	1	1	—
	11.48%	SF+	7.00%		Secured Debt	(8)	—	(35)	1,402	16,456	35	1,300	15,191
					Common Stock	(8)	—	1,140	418	17,110	1,140	—	18,250
					Common Stock	(8)	—	61	—	514	61	—	575
River Aggregates, LLC					Member Units	(8)	—	60	—	9,530	60	—	9,590
Tedder Industries, LLC	12.00%			12.00%	Secured Debt	(9)	—	222	—	1,646	—	736	910
	12.00%			12.00%	Secured Debt	(9)	—	(1,040)	—	3,603	—	1,039	2,564
					Preferred Member Units	(9)	—	—	—	—	—	—	—
					Preferred Member Units	(9)	—	—	—	—	—	—	—
					Preferred Member Units	(9)	—	—	—	—	—	—	—
Televerde, LLC					Member Units	(8)	—	570	298	4,252	570	—	4,822
					Preferred Stock	(8)	—	—	—	1,794	—	—	1,794
VVS Holdco LLC		SF+	6.00%		Secured Debt	(5)	—	—	12	—	—	—	—
	11.50%				Secured Debt	(5)	—	—	2,222	25,661	42	1,280	24,423
					Preferred Equity	(5)	—	—	99	12,240	—	—	12,240
Other
Amounts related to investments transferred to or from other 1940 Act classification during the period							6,769	5,297	171	(80,952)	—	—	—
Total Control investments							$(12,964)	$57,016	$176,481	$2,087,890	$472,328	$224,996	$2,416,174
Affiliate Investments
423 HAR, LP					LP Interests (423 HAR, L.P.)	(8)	$—	$—	$45	$1,226	$—	$—	$1,226

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
September 30, 2025
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2024 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	September 30, 2025 Fair Value (13)
AAC Holdings, Inc.					Secured Debt	(7)	(139)	3	—	609	—	609	—
					Secured Debt	(7)	(3,303)	80	—	17,365	—	17,365	—
					Preferred Equity	(7)	—	(2,470)	—	—	8,520	2,470	6,050
	10.00%			10.00%	Secured Debt	(7)	—	—	—	—	3,109	—	3,109
	12.00%			12.00%	Secured Debt	(7)	—	—	—	—	3,109	—	3,109
					Common Stock	(7)	—	—	—	—	—	—	—
					Warrants	(7)	—	—	—	—	—	—	—
	10.00%			10.00%	Secured Debt (12)	(7)	—	—	34	—	814	—	814
Boccella Precast Products LLC	10.00%				Secured Debt	(6)	—	55	22	266	55	65	256
					Member Units	(6)	—	1,510	479	310	1,510	—	1,820
Buca C, LLC	15.00%			15.00%	Secured Debt	(7)	—	—	—	—	—	—	—
	6.00%			6.00%	Preferred Member Units	(7)	—	—	—	—	—	—	—
	15.00%			15.00%	Secured Debt	(7)	—	—	—	—	—	—	—
	15.00%			15.00%	Secured Debt	(7)	—	(458)	—	—	458	458	—
Career Team Holdings, LLC		SF+	6.00%		Secured Debt (12)	(6)	—	—	106	887	—	928	(41)
	13.00%				Secured Debt	(6)	—	—	2,140	19,364	2,370	203	21,531
					Common Stock	(6)	—	(36)	—	4,740	666	36	5,370
Classic H&G Holdings, LLC					Preferred Member Units	(6)	—	(890)	—	2,850	—	890	1,960
Congruent Credit Opportunities Funds					LP Interests (Congruent Credit Opportunities Fund III, LP)	(8)	—	(78)	69	2,276	—	1,614	662
Connect Telecommunications Solutions Holdings, Inc.	13.00%				Secured Debt	(6)	—	—	2,649	27,315	62	2,521	24,856
					Preferred Equity	(6)	—	—	—	12,596	—	—	12,596
DMA Industries, LLC	12.00%				Secured Debt	(7)	—	56	1,513	16,722	78	2,400	14,400
					Preferred Equity	(7)	—	2,490	—	5,944	2,490	—	8,434
	12.00%				Secured Debt	(7)	—	4	52	555	5	—	560
	15.00%			15.00%	Preferred Equity	(7)	—	1,290	377	3,240	1,667	—	4,907
Dos Rios Partners					LP Interests (Dos Rios Partners, LP)	(8)	—	150	—	7,708	150	139	7,719
					LP Interests (Dos Rios Partners - A, LP)	(8)	—	48	—	2,447	48	44	2,451
Dos Rios Stone Products LLC					Class A Preferred Units	(8)	—	—	—	—	—	—	—
EIG Fund Investments					LP Interests (EIG Global Private Debt Fund-A, L.P.)	(8)	(2)	—	5	369	—	332	37
FCC Intermediate Holdco, LLC	13.00%				Secured Debt	(5)	—	2,949	3,894	29,109	3,691	1,230	31,570
					Warrants	(5)	—	4,300	750	10,840	4,300	—	15,140
Freeport Financial SBIC Fund LP					LP Interests (Freeport Financial SBIC Fund LP)	(5)	—	(347)	—	2,190	—	347	1,843
					LP Interests (Freeport First Lien Loan Fund III LP)	(5)	—	(82)	—	1,263	—	1,070	193
FRG AcquireCo, LLC					Secured Debt (12)	(7)	—	—	1	—	—	20	(20)
	13.00%				Secured Debt	(7)	—	—	246	—	10,397	—	10,397
					Preferred Equity	(7)	—	—	—	—	3,500	—	3,500
GFG Group, LLC					Secured Debt	(5)	—	(21)	185	8,185	—	8,185	—
					Secured Debt	(5)	—	—	185	—	—	—	—

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
September 30, 2025
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2024 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	September 30, 2025 Fair Value (13)
	8.00%				Secured Debt	(5)	—	6	347	—	14,053	—	14,053
					Preferred Member Units	(5)	—	400	727	10,540	400	—	10,940
Gulf Manufacturing, LLC		SF+	7.62%		Secured Debt	(8)	—	(42)	26	—	7	41	(34)
	11.94%	SF+	7.62%		Secured Debt	(8)	—	(325)	3,523	39,000	69	1,825	37,244
					Member Units	(8)	—	(130)	500	14,730	—	130	14,600
					Common Stock	(8)	—	562	—	888	562	—	1,450
Hawk Ridge Systems, LLC	10.48%	SF+	6.00%		Secured Debt	(9)	—	(1)	254	2,645	4,725	5,200	2,170
	12.00%				Secured Debt	(9)	—	(41)	4,293	45,256	41	41	45,256
					Preferred Member Units	(9)	—	4,300	—	20,260	4,300	—	24,560
					Preferred Member Units	(9)	—	220	—	1,070	220	—	1,290
Houston Plating and Coatings, LLC	10.00%				Unsecured Convertible Debt	(8)	—	60	227	2,940	60	—	3,000
					Member Units	(8)	—	420	180	3,930	420	—	4,350
HPEP 3, L.P.					LP Interests (HPEP 3, L.P.) (12)	(8)	—	194	—	4,472	194	534	4,132
					LP Interests (HPEP 3, L.P.) (12)	(8)	—	519	—	5,861	1,396	—	7,257
Independent Pet Partners Intermediate Holdings, LLC					Common Equity	(6)	—	(1,390)	—	20,390	—	1,390	19,000
Infinity X1 Holdings, LLC					Secured Debt	(9)	—	(96)	683	15,050	—	15,050	—
					Preferred Equity	(9)	—	(2,460)	1,155	9,080	—	2,460	6,620
	13.00%				Secured Debt	(9)	—	12	864	—	16,372	848	15,524
Integral Energy Services	12.05%	SF+	7.50%		Secured Debt	(8)	—	(98)	1,230	12,728	42	740	12,030
	10.00%			10.00%	Preferred Equity	(8)	—	55	20	452	75	—	527
					Common Stock	(8)	—	140	—	550	140	—	690
	10.00%			10.00%	Preferred Equity	(8)	—	76	—	—	190	—	190
Iron-Main Investments, LLC	13.00%				Secured Debt	(5)	—	—	450	4,493	5	—	4,498
	13.00%				Secured Debt	(5)	—	—	293	2,927	3	—	2,930
	13.00%				Secured Debt	(5)	—	—	882	8,944	—	—	8,944
	13.00%				Secured Debt	(5)	—	—	1,756	17,542	20	—	17,562
	13.00%				Secured Debt	(5)	—	—	1,000	9,638	54	287	9,405
					Common Stock	(5)	—	(150)	—	2,850	—	150	2,700
	25.00%			25.00%	Preferred Equity	(5)	—	210	—	760	210	—	970
	25.00%			25.00%	Preferred Equity	(5)	—	—	—	—	155	—	155
ITA Holdings Group, LLC	11.46%	SF+	7.00%		Secured Debt	(8)	—	(3)	114	1,180	3	3	1,180
		SF+			Secured Debt	(8)	—	(12)	77	994	—	994	—
	11.46%	SF+	7.00%		Secured Debt (12)	(8)	—	19	78	—	2,360	—	2,360
	11.46%	SF+	7.00%		Secured Debt	(8)	—	(200)	614	4,438	697	200	4,935
	11.46%	SF+	7.00%		Secured Debt	(8)	—	(200)	659	4,438	697	200	4,935
	11.46%	SF+	7.00%		Secured Debt	(8)	—	6	64	—	1,770	—	1,770
					Warrants	(8)	—	7,790	1,969	5,690	7,790	—	13,480
Johnson Downie Opco, LLC	15.00%				Secured Debt (12)	(8)	—	(5)	23	—	1,805	5	1,800
	15.00%				Secured Debt	(8)	—	(35)	2,481	21,507	35	35	21,507
					Preferred Equity	(8)	—	8,980	2,554	14,550	8,980	—	23,530
KMS, LLC		SF+	9.75%		Secured Debt	(5)	(415)	—	—	663	—	663	—
		SF+	9.75%		Secured Debt	(5)	(3,037)	1	—	4,779	—	4,779	—

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
September 30, 2025
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2024 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	September 30, 2025 Fair Value (13)
		SF+	9.75%		Secured Debt	(5)	—	—	—	450	—	450	—
		SF+	9.75%		Secured Debt	(5)	—	—	—	440	—	440	—
		SF+	9.75%		Secured Debt	(5)	—	—	—	—	—	—	—
	12.50%			12.50%	Secured Debt (12)	(5)	—	—	105	—	1,145	—	1,145
	12.50%			12.50%	Secured Debt	(5)	—	—	92	—	1,203	195	1,008
					Preferred Equity	(5)	—	250	—	—	5,140	—	5,140
Mills Fleet Farm Group, LLC	9.78%	SF+	5.50%	9.78%	Secured Debt	(5)	—	—	186	—	2,832	—	2,832
	9.70%	SF+	5.50%	9.70%	Secured Debt	(5)	—	—	21	—	1,672	—	1,672
					Preferred Equity	(5)	—	(2,389)	829	13,840	829	2,389	12,280
MoneyThumb Acquisition, LLC	14.00%				Secured Debt	(9)	—	—	1,132	8,967	137	640	8,464
	12.00%			12.00%	Preferred Member Units	(9)	—	—	160	1,707	160	—	1,867
					Warrants	(9)	—	—	—	594	—	—	594
Nebraska Vet AcquireCo, LLC		SF+	7.00%		Secured Debt	(5)	—	(7)	10	—	7	7	—
					Preferred Member Units	(5)	55,646	(25,053)	5,694	32,040	55,647	87,687	—
					Secured Debt	(5)	—	(115)	3,143	62,200	115	62,315	—
					Secured Debt	(5)	—	(171)	193	4,650	2,771	7,421	—
OnAsset Intelligence, Inc.	12.00%			12.00%	Secured Debt	(8)	—	—	—	99	—	—	99
	12.00%			12.00%	Secured Debt	(8)	—	—	—	102	—	2	100
	12.00%			12.00%	Secured Debt	(8)	—	—	—	218	—	—	218
	12.00%			12.00%	Secured Debt	(8)	—	—	—	456	—	1	455
	10.00%			10.00%	Unsecured Debt	(8)	—	—	—	305	—	—	305
	7.00%			7.00%	Preferred Stock	(8)	—	—	—	—	—	—	—
					Common Stock	(8)	—	—	—	—	—	—	—
					Warrants	(8)	—	—	—	—	—	—	—
Oneliance, LLC					Preferred Stock	(7)	—	690	57	2,580	690	—	3,270
RA Outdoors (Aspira) LLC	11.25%	SF+	6.75%	11.25%	Secured Debt	(8)	—	(148)	120	1,257	82	189	1,150
	11.25%	SF+	6.75%	11.25%	Secured Debt	(8)	—	(1,553)	1,240	13,155	842	1,972	12,025
		SF+	6.75%		Secured Debt (12)	(8)	—	—	—	—	—	—	—
		SF+	6.75%		Secured Debt	(8)	—	—	—	—	—	—	—
					Common Equity	(8)	—	—	—	—	—	—	—
Revenue Recovery Holdings, LLC					Secured Debt (12)	(7)	—	—	3	—	—	19	(19)
	14.00%				Secured Debt	(7)	—	—	414	—	8,927	1,300	7,627
					Preferred Equity	(7)	—	—	—	—	1,049	—	1,049
RFG AcquireCo, LLC					Secured Debt (12)	(7)	—	—	3	—	—	8	(8)
					Secured Debt	(7)	—	—	—	—	—	—	—
	12.50%				Secured Debt	(7)	—	—	2,143	—	33,683	—	33,683
					Preferred Equity	(7)	—	—	—	—	11,401	—	11,401
SI East, LLC	11.85%				Secured Debt (12)	(7)	—	(3)	219	2,250	3	3	2,250
	12.78%				Secured Debt	(7)	—	39	6,575	67,661	—	626	67,035
					Preferred Member Units	(7)	—	630	313	13,660	630	—	14,290
Slick Innovations, LLC					Secured Debt	(6)	—	(139)	510	16,320	—	16,320	—
	14.00%				Secured Debt	(6)	—	246	2,297	—	25,880	800	25,080
					Common Stock	(6)	—	(450)	873	2,440	—	450	1,990
Specialized Aviation Holdings, LLC	13.00%				Secured Debt	(7)	—	—	967	—	29,710	—	29,710

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
September 30, 2025
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2024 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	September 30, 2025 Fair Value (13)
					Preferred Stock	(7)	—	—	16	—	15,000	—	15,000
Student Resource Center, LLC	8.50%			8.50%	Secured Debt	(6)	—	(298)	—	1,644	—	298	1,346
					Preferred Equity	(6)	—	—	—	—	—	—	—
	8.50%			8.50%	Secured Debt	(6)	—	558	13	204	570	—	774
Superior Rigging & Erecting Co.					Preferred Member Units	(7)	—	6,190	—	10,530	6,190	—	16,720
The Affiliati Network, LLC	10.00%				Secured Debt (12)	(9)	—	—	63	394	6,163	6,000	557
	10.00%				Secured Debt	(9)	—	(11)	434	5,053	10	411	4,652
					Preferred Stock	(9)	—	—	179	6,400	—	—	6,400
					Preferred Stock	(9)	—	—	—	287	26	—	313
UnionRock Energy Fund II, LP					LP Interests (12)	(9)	—	(134)	—	4,732	—	604	4,128
UnionRock Energy Fund III, LP					LP Interests (12)	(9)	—	(405)	120	5,612	447	897	5,162
UniTek Global Services, Inc.					Secured Convertible Debt	(6)	3,763	(2,384)	41	5,642	505	6,147	—
					Secured Convertible Debt	(6)	1,743	(1,155)	21	2,663	235	2,898	—
					Preferred Stock	(6)	—	—	104	3,181	1,633	4,814	—
	20.00%			20.00%	Preferred Stock	(6)	—	(788)	—	4,272	5,116	—	9,388
	19.00%			19.00%	Preferred Stock	(6)	—	—	—	—	—	—	—
	13.50%			13.50%	Preferred Stock	(6)	—	—	—	—	—	—	—
					Common Stock	(6)	—	—	—	—	—	—	—
Urgent DSO LLC	13.50%				Secured Debt	(5)	—	—	914	8,727	13	—	8,740
	9.00%			9.00%	Preferred Equity	(5)	—	—	294	4,320	294	—	4,614
Wildcats Topco LLC (NVS Heritage)					Common Equity	(5)	—	333	9	—	22,760	—	22,760
World Micro Holdings, LLC	11.00%				Secured Debt	(7)	—	—	862	10,702	20	878	9,844
					Preferred Equity	(7)	—	—	308	3,845	—	—	3,845
Other
Amounts related to investments transferred to or from other 1940 Act classification during the period							3,453	3,450	1,436	29,588	—	—	—
Total Affiliate investments							$57,709	$4,518	$71,908	$846,798	$358,386	$282,682	$892,914
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
September 30, 2025
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
(5)Portfolio company located in the Midwest region as determined by location of the corporate headquarters. The fair value as of September 30, 2025 for Control investments located in this region was $589,459. This represented 20.1% of net assets as of September 30, 2025. The fair value as of September 30, 2025 for Affiliate investments located in this region was $181,094. This represented 6.2% of net assets as of September 30, 2025.
(6)Portfolio company located in the Northeast region and Canada as determined by location of the corporate headquarters. The fair value as of September 30, 2025 for Control investments located in this region was $158,589. This represented 5.4% of net assets as of September 30, 2025. The fair value as of September 30, 2025 for Affiliate investments located in this region was $125,926. This represented 4.3% of net assets as of September 30, 2025.
(7)Portfolio company located in the Southeast region as determined by location of the corporate headquarters. The fair value as of September 30, 2025 for Control investments located in this region was $72,101. This represented 2.5% of net assets as of September 30, 2025. The fair value as of September 30, 2025 for Affiliate investments located in this region was $270,957. This represented 9.2% of net assets as of September 30, 2025.
(8)Portfolio company located in the Southwest region as determined by location of the corporate headquarters. The fair value as of September 30, 2025 for Control investments located in this region was $1,043,897. This represented 35.6% of net assets as of September 30, 2025. The fair value as of September 30, 2025 for Affiliate investments located in this region was $187,380. This represented 6.4% of net assets as of September 30, 2025.
(9)Portfolio company located in the West region as determined by location of the corporate headquarters. The fair value as of September 30, 2025 for Control investments located in this region was $552,128. This represented 18.8% of net assets as of September 30, 2025. The fair value as of September 30, 2025 for Affiliate investments located in this region was $127,557. This represented 4.3% of net assets as of September 30, 2025.
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
(12)Investment has an unfunded commitment as of September 30, 2025 (see Note K — Commitments and Contingencies). The fair value of the investment includes the impact of the fair value of any unfunded commitments.
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
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
September 30, 2024
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2023 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	September 30, 2024 Fair Value (13)
					Preferred Member Units	(8)	—	—	—	—	—	—	—
					Common Stock	(8)	—	—	—	—	—	—	—
Ziegler’s NYPD, LLC	12.00%				Secured Debt	(8)	—	—	41	450	—	—	450
	6.50%				Secured Debt	(8)	—	—	49	945	—	—	945
	14.00%				Secured Debt	(8)	—	(1,109)	293	2,080	—	1,110	970
					Preferred Member Units	(8)	—	—	—	—	—	—	—
					Warrants	(8)	—	—	—	—	—	—	—
Other Controlled Investments
2717 MH, L.P.					LP Interests (2717 MH, L.P.)	(8)	$57	$2,846	$278	$6,050	$2,903	$57	$8,896
					LP Interests (2717 HPP-MS, L.P.)	(8)	—	60	—	315	60	—	375
					LP Interests (2717 GRE-LP, L.P.)	(8)	—	—	—	—	441	—	441
HPEP 423 COR, LP					LP Interests (423 COR, L.P.)	(8)	—	818	88	1,869	2,318	—	4,187
ASC Interests, LLC	13.00%				Secured Debt	(8)	—	—	40	400	—	—	400
	13.00%				Secured Debt	(8)	—	—	164	1,597	1	—	1,598
					Preferred Member Units	(8)	—	(196)	—	266	—	196	70
					Member Units	(8)	—	(100)	—	100	—	100	—
ATS Workholding, LLC	5.00%				Secured Debt	(9)	—	(281)	—	328	167	281	214
	5.00%				Secured Debt	(9)	—	(187)	—	473	—	187	286
					Preferred Member Units	(9)	—	—	—	—	—	—	—
Barfly Ventures, LLC	7.00%				Secured Debt (12)	(5)	—	—	38	711	—	—	711
					Member Units	(5)	—	1,220	—	4,140	1,220	—	5,360
Batjer TopCo, LLC	10.00%				Secured Debt (12)	(8)	—	(6)	30	—	451	6	445
	10.00%				Secured Debt (12)	(8)	—	—	21	270	—	—	270
	10.00%				Secured Debt	(8)	—	(67)	821	10,575	16	67	10,524
					Preferred Stock	(8)	—	(990)	643	6,150	—	990	5,160
Bolder Panther Group, LLC	13.27%	SF+	8.02%		Secured Debt	(9)	—	(63)	10,313	96,556	7,599	1,916	102,239
	8.00%				Class B Preferred Member Units	(9)	—	3,690	2,450	31,020	3,690	—	34,710
					Secured Debt	(9)	—	—	116	—	—	—	—
Bridge Capital Solutions Corporation					Secured Debt	(6)	—	—	767	8,813	—	8,813	—
					Secured Debt	(6)	—	—	87	1,000	—	1,000	—
					Preferred Member Units	(6)	—	(1,000)	75	1,000	—	1,000	—
					Warrants	(6)	—	(1,808)	—	1,808	—	1,808	—
					Warrants	(6)	—	(2,482)	—	2,482	—	2,482	—
CBT Nuggets, LLC					Member Units	(9)	—	(590)	1,647	50,130	—	590	49,540
Centre Technologies Holdings, LLC		SF+	10.00%		Secured Debt (12)	(8)	—	—	9	—	—	—	—
	15.35%	SF+	10.00%		Secured Debt	(8)	—	207	2,206	—	21,974	1,512	20,462
					Secured Debt	(8)	—	(62)	281	17,574	—	17,574	—
					Preferred Member Units	(8)	—	920	90	11,040	920	—	11,960
Chamberlin Holding LLC		SF+	6.00%		Secured Debt (12)	(8)	—	(67)	74	—	67	67	—
	13.36%	SF+	8.00%		Secured Debt	(8)	—	(1)	1,603	15,620	1	1	15,620
					Member Units	(8)	—	1,210	3,875	29,320	1,210	—	30,530

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
September 30, 2024
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2023 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	September 30, 2024 Fair Value (13)
					Member Units	(8)	—	360	69	2,860	360	—	3,220
Charps, LLC	10.00%				Unsecured Debt	(5)	—	(366)	793	5,694	366	366	5,694
					Preferred Member Units	(5)	—	(110)	483	15,690	—	110	15,580
Colonial Electric Company LLC					Secured Debt (12)	(6)	—	—	6	—	—	—	—
	12.00%				Secured Debt	(6)	—	370	1,797	21,627	423	5,825	16,225
					Preferred Member Units	(6)	—	(1,440)	1,440	2,400	—	2,400	—
					Preferred Member Units	(6)	—	5,440	2,239	7,680	5,440	—	13,120
Compass Systems & Sales, LLC					Secured Debt	(5)	—	—	117	—	2,378	2,400	(22)
	13.50%				Secured Debt	(5)	—	—	1,793	17,034	25	—	17,059
					Preferred Equity	(5)	—	496	180	7,454	497	—	7,951
Copper Trail Fund Investments					LP Interests (CTMH, LP)	(9)	—	—	—	568	—	38	530
Digital Products Holdings LLC	15.25%	SF+	10.00%		Secured Debt	(5)	—	—	1,641	14,690	47	1,926	12,811
					Preferred Member Units	(5)	—	—	150	9,835	—	—	9,835
Garreco, LLC		SF+	8.00%		Secured Debt	(8)	—	—	92	3,088	—	3,088	—
					Member Units	(8)	—	480	57	1,580	480	—	2,060
Harrison Hydra-Gen, Ltd.					Common Stock	(8)	—	1,970	—	4,660	1,970	—	6,630
JorVet Holdings, LLC	12.00%				Secured Debt	(9)	—	—	2,360	25,483	43	899	24,627
					Preferred Equity	(9)	—	287	752	10,741	539	—	11,280
KBK Industries, LLC	9.00%				Secured Debt	(5)	—	(11)	313	4,700	11	711	4,000
					Member Units	(5)	—	2,050	1,906	22,770	2,050	—	24,820
MS Private Loan Fund I, LP					Secured Debt (12)	(8)	—	—	44	—	16,500	16,500	—
					LP Interests (12)	(8)	—	(248)	1,455	14,527	—	248	14,279
MS Private Loan Fund II, LP	8.75%	SF+	3.50%		Secured Debt (12)	(8)	—	—	2,544	23,367	42,060	32,000	33,427
					LP Interests (12)	(8)	—	252	194	1,561	6,140	—	7,701
MSC Income Fund, Inc.					Common Equity	(8)	—	(271)	1,259	10,025	7,000	271	16,754
NAPCO Precast, LLC					Member Units	(8)	—	(1,980)	95	11,730	—	1,980	9,750
Nello Industries Investco, LLC	11.75%	SF+	6.50%		Secured Debt (12)	(5)	—	—	526	—	16,774	2,400	14,374
	13.50%				Secured Debt	(5)	—	—	1,684	—	26,945	—	26,945
					Common Equity	(5)	—	—	220	—	12,120	—	12,120
NexRev LLC	10.00%				Secured Debt (12)	(8)	—	—	98	—	3,160	1,200	1,960
	10.00%				Secured Debt	(8)	—	21	785	9,751	60	—	9,811
					Preferred Member Units	(8)	—	3,500	645	6,350	3,500	—	9,850
NRP Jones, LLC	12.00%				Secured Debt	(5)	—	—	190	2,080	—	—	2,080
					Member Units	(5)	—	538	—	1,466	538	—	2,004
					Member Units	(5)	—	22	—	53	22	—	75
NuStep, LLC	11.85%	SF+	6.50%		Secured Debt	(5)	—	—	332	3,600	—	—	3,600
	12.00%				Secured Debt	(5)	—	—	1,693	18,426	10	—	18,436
					Preferred Member Units	(5)	—	390	—	9,240	1,420	—	10,660
					Preferred Member Units	(5)	—	90	—	5,150	610	—	5,760
Orttech Holdings, LLC		SF+	11.00%		Secured Debt (12)	(5)	—	—	—	—	—	—	—
	16.35%	SF+	11.00%		Secured Debt	(5)	—	(34)	2,785	22,040	34	114	21,960
					Preferred Stock	(5)	—	(2,370)	388	17,050	—	2,370	14,680
Pearl Meyer Topco LLC					Secured Debt	(6)	—	(1)	339	3,500	1,501	5,001	—
	12.00%				Secured Debt	(6)	—	148	2,915	20,000	23,219	—	43,219

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
September 30, 2024
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2023 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	September 30, 2024 Fair Value (13)
	12.00%				Secured Debt	(6)	—	(18)	2,546	27,681	18	18	27,681
					Preferred Equity	(6)	—	16,450	8,800	44,090	16,450	—	60,540
Pinnacle TopCo, LLC					Secured Debt (12)	(8)	—	13	14	444	16	460	—
	13.00%				Secured Debt	(8)	—	243	3,046	30,339	301	1,600	29,040
					Preferred Equity	(8)	—	4,820	1,721	12,540	4,820	—	17,360
River Aggregates, LLC					Member Units	(8)	(409)	80	—	3,710	80	—	3,790
Tedder Industries, LLC	12.00%			12.00%	Secured Debt	(9)	—	—	56	1,726	—	—	1,726
	12.00%			12.00%	Secured Debt	(9)	—	(9,605)	461	14,262	—	9,605	4,657
					Preferred Member Units	(9)	—	—	—	—	—	—	—
					Preferred Member Units	(9)	—	—	—	—	—	—	—
					Preferred Member Units	(9)	—	—	—	—	—	—	—
Televerde, LLC					Member Units	(8)	—	(1,224)	—	4,734	—	1,224	3,510
					Preferred Stock	(8)	—	—	—	1,794	—	—	1,794
Vision Interests, Inc.					Series A Preferred Stock	(9)	—	—	—	3,000	—	—	3,000
VVS Holdco LLC		SF+	6.00%		Secured Debt (12)	(5)	—	—	12	—	—	—	—
	11.50%				Secured Debt	(5)	—	—	2,457	28,035	47	1,160	26,922
					Preferred Equity	(5)	—	—	320	12,240	—	—	12,240
Other
Amounts related to investments transferred to or from other 1940 Act classification during the period							—	3,694	2,723	58,515	—	—	—
Total Control investments							$(352)	$88,007	$152,572	$2,006,698	$358,982	$202,589	$2,104,576
Affiliate Investments
423 HAR, LP					LP Interests (423 HAR, L.P.)	(8)	$—	$229	$—	$996	$230	$—	$1,226
AAC Holdings, Inc.	18.00%			18.00%	Secured Debt (12)	(7)	—	(2)	67	418	82	2	498
	18.00%			18.00%	Secured Debt	(7)	—	(46)	2,164	13,895	2,678	46	16,527
					Common Stock	(7)	—	—	—	—	—	—	—
					Warrants	(7)	—	—	—	—	—	—	—
Boccella Precast Products LLC	10.00%				Secured Debt	(6)	—	(55)	24	320	—	55	265
					Member Units	(6)	—	(1,680)	30	1,990	—	1,680	310
Buca C, LLC	15.00%			15.00%	Secured Debt	(7)	—	(1,025)	563	12,144	—	12,144	—
	6.00%			6.00%	Preferred Member Units	(7)	—	—	—	—	—	—	—
	15.00%			15.00%	Secured Debt (12)	(7)	—	—	—	—	—	—	—
	15.00%			10.00%	Secured Debt	(7)	—	(3,345)	—	—	19,571	3,345	16,226
Career Team Holdings, LLC	11.25%	SF+	6.00%		Secured Debt (12)	(6)	—	—	94	881	2,255	2,475	661
	13.00%				Secured Debt	(6)	—	—	1,999	19,906	31	180	19,757
					Common Stock	(6)	—	—	—	4,500	—	—	4,500
Classic H&G Holdings, LLC		SF+	6.00%		Secured Debt	(6)	—	—	181	4,560	—	4,560	—
					Secured Debt	(6)	—	(50)	654	19,274	50	19,324	—
					Preferred Member Units	(6)	10,365	(7,590)	1,470	16,000	10,365	23,715	2,650
Congruent Credit Opportunities Funds					LP Interests (Congruent Credit Opportunities Fund III, LP)	(8)	—	(51)	193	4,352	—	1,974	2,378
DMA Industries, LLC	12.00%				Secured Debt	(7)	—	(115)	1,659	18,800	32	2,115	16,717
					Preferred Equity	(7)	—	(1,716)	—	7,660	—	1,716	5,944

Table of contents	Schedule 12-14
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
(12)Investment has an unfunded commitment as of September 30, 2024 (see Note K — Commitments and Contingencies). The fair value of the investment includes the impact of the fair value of any unfunded commitments.
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
The “Investment Portfolio,” as used herein, refers to all of Main Street’s investments in LMM portfolio companies, investments in Private Loan portfolio companies, investments in Middle Market portfolio companies, Other Portfolio investments, short-term portfolio investments (as discussed in Note C — Fair Value Hierarchy for Investments — Portfolio Composition — Investment Portfolio Composition in the notes to the consolidated financial statements included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q) and the investment in the External Investment Manager (as defined below).

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
We seek to fill the financing gap for LMM businesses, which, historically, have had limited access to financing from commercial banks and other traditional sources. The underserved nature of the LMM creates the opportunity for us to meet the financing needs of LMM companies while also negotiating favorable transaction terms and equity participation. Our ability to invest across a company’s capital structure, from secured loans to equity securities, allows us to offer portfolio companies a comprehensive suite of financing options, or a “one-stop” financing solution. We believe that providing customized, “one-stop” financing solutions is important and valuable to LMM portfolio companies. We generally seek to partner directly with entrepreneurs, management teams and business owners in making our LMM investments. Our LMM portfolio debt investments are generally secured by a first priority lien on the assets of the portfolio company and typically have a term of between five and seven years from the original investment date.

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
We also maintain a legacy portfolio of investments in larger Middle Market companies. Our Middle Market investments are generally debt investments in companies owned by a private equity fund that were originally issued through a syndication financing process. We have generally stopped making new Middle Market investments and expect the size of our Middle Market investment portfolio to continue to decline in future periods as existing Middle Market investments are repaid or sold. Our Middle Market debt investments generally range in size from $3 million to $25 million, are generally secured by a first priority lien on the assets of the portfolio company and typically have an expected duration of between three and seven years from the original investment date.
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

Because we are internally managed, we do not pay any external investment advisory fees, but instead directly incur the operating costs associated with employing investment and portfolio management professionals. We believe that our internally managed structure provides us with a better alignment of interests between our management team and our employees and our stockholders and a beneficial operating expense structure when compared to other publicly traded and privately held investment firms which are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our Investment Portfolio and our External Investment Manager’s asset management business (as described below). The ratio of our total operating expenses, excluding interest expense, as a percentage of our quarterly average total assets was 1.3% for each of the trailing twelve months ended September 30, 2025 and 2024 and for the year ended December 31, 2024. The ratio of our total operating expenses, including interest expense, as a percentage of our quarterly average total assets was 3.8% and 3.7% for the trailing twelve months ended September 30, 2025 and 2024, respectively, and 3.8% for the year ended December 31, 2024. Our ratio of expenses as a percentage of our average net asset value (“NAV”) is described in greater detail in Note F — Financial Highlights in the notes to the consolidated financial statements included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
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
The External Investment Manager earns management fees based on the assets of the funds and accounts under management and may earn incentive fees, or a carried interest, based on the performance of the funds and accounts managed. For the three months ended September 30, 2025 and 2024, the External Investment Manager earned $5.6 million and $6.1 million in base management fees, respectively, $3.9 million and $2.4 million in incentive fees, respectively, and $0.2 million of administrative service fee income for each of the three months ended September 30, 2025 and 2024. For the nine months ended September 30, 2025 and 2024, the External Investment Manager earned $17.1 million and $17.7 million in base management fees, respectively, $10.3 million and $10.4 million in incentive fees, respectively, and $0.5 million of administrative service fee income for each of the nine months ended September 30, 2025 and 2024.
We have entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for its relationship with MSC Income and its other clients. Through this agreement, we share employees with the External Investment Manager, including their related infrastructure, business relationships, management expertise and capital raising capabilities, and we allocate the related expenses to the External Investment Manager pursuant to the sharing agreement. Our total expenses for the three months ended September 30, 2025 and 2024 are net of expenses allocated to the External Investment Manager of $5.7 million and $5.3 million, respectively. Our total expenses for the nine months ended September 30, 2025 and 2024 are net of expenses allocated to the External Investment Manager of $17.0 million and $16.8 million, respectively.

The total contribution of the External Investment Manager to our net investment income consists of the combination of the expenses allocated to the External Investment Manager and the dividend income earned from the External Investment Manager. For the three months ended September 30, 2025 and 2024, dividends accrued by us from the External Investment Manager were $3.0 million and $2.6 million, respectively. For the three months ended September 30, 2025 and 2024, the total contribution of the External Investment Manager to our net investment income was $8.8 million and $7.9 million, respectively. For the nine months ended September 30, 2025 and 2024, dividends accrued by us from the External Investment Manager were $8.4 million and $8.9 million, respectively. For the nine months ended September 30, 2025 and 2024, the total contribution of the External Investment Manager to our net investment income was $25.4 million and $25.6 million, respectively.
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
INVESTMENT PORTFOLIO SUMMARY
The following tables provide a summary of our investments in the LMM and Private Loan portfolios as of September 30, 2025 and December 31, 2024 (this information excludes Middle Market, Other Portfolio investments and the External Investment Manager, which are discussed further below).

	As of September 30, 2025
	LMM (a)	Private Loan
	(dollars in millions)
Number of portfolio companies	88	86
Fair value	$2,782.2	$1,886.5
Cost	$2,167.5	$1,898.3
Debt investments as a % of portfolio (at cost)	70.7%	94.0%
Equity investments as a % of portfolio (at cost)	29.3%	6.0%
% of debt investments at cost secured by first priority lien	99.3%	99.9%
Weighted-average annual effective yield (b)	12.7%	11.1%
Average EBITDA (c)	$10.3	$34.3
___________________________
(a)As of September 30, 2025, we had equity ownership in all of our LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was 38%.
(b)The weighted-average annual effective yields were computed using the effective interest rates for all debt investments as of September 30, 2025, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status, and are weighted based upon the principal amount of each applicable debt investment as of September 30, 2025. The weighted-average annual effective yield on our debt portfolio as of September 30, 2025, including debt investments on non-accrual status, was 12.1% for our LMM portfolio and 10.1% for our Private Loan portfolio. The weighted-average annual effective yield is not reflective of what an investor in shares of our common stock will realize on its investment because it does not reflect changes in the market value of our stock, our utilization of debt capital in our capital structure, our expenses or any sales load paid by an investor.

(c)The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted-average for the Private Loan portfolio. These calculations exclude certain portfolio companies, including five LMM portfolio companies and six Private Loan portfolio companies, as EBITDA is not a meaningful valuation metric for our investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate and those portfolio companies whose primary operations have ceased and only residual value remains.

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
For the three months ended September 30, 2025 and 2024, we achieved an annualized total return on investments of 16.9% and 17.7%, respectively. For the nine months ended September 30, 2025 and 2024, we achieved an annualized total return on investments of 16.4% and 16.7%, respectively. For the year ended December 31, 2024, we achieved a total return on investments of 17.9%. Total return on investments is calculated using the interest, dividend and fee income, as well as the realized and unrealized change in fair value of the Investment Portfolio for the specified period. Our total return on investments is not reflective of what an investor in shares of our common stock will realize on its investment because it does not reflect changes in the market value of our stock, our utilization of debt capital in our capital structure, our expenses or any sales load paid by an investor.
As of September 30, 2025, we had Other Portfolio investments in 32 entities, spread across 12 investment managers, collectively totaling $122.8 million in fair value and $130.9 million in cost basis, which comprised 2.4% and 3.0% of our Investment Portfolio at fair value and cost, respectively. As of December 31, 2024, we had Other Portfolio investments in 31 entities, spread across 12 investment managers, collectively totaling $124.1 million in fair value and $122.5 million in cost basis, which comprised 2.5% and 2.9% of our Investment Portfolio at fair value and cost, respectively.
As of September 30, 2025, we had Middle Market portfolio investments in 11 portfolio companies, collectively totaling $89.9 million in fair value and $119.8 million in cost basis, which comprised 1.7% and 2.8% of our Investment Portfolio at fair value and cost, respectively. As of December 31, 2024, we had Middle Market portfolio investments in 15 portfolio companies, collectively totaling $155.3 million in fair value and $195.0 million in cost basis, which comprised 3.1% and 4.6% of our Investment Portfolio at fair value and cost, respectively.

As previously discussed in Note A.1. — Organization and Basis of Presentation — Organization in the notes to the consolidated financial statements included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q, we hold an investment in the External Investment Manager, a wholly-owned subsidiary that is treated as a portfolio investment. As of September 30, 2025, this investment had a fair value of $266.4 million and a cost basis of $29.5 million, which comprised 5.2% and 0.7% of our Investment Portfolio at fair value and cost, respectively. As of December 31, 2024, this investment had a fair value of $246.0 million and a cost basis of $29.5 million, which comprised 5.0% and 0.7% of our Investment Portfolio at fair value and cost, respectively.
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
Management has discussed the development and selection of each critical accounting policy and estimate with the Audit Committee of the Board of Directors. Our critical accounting policies and estimates include the Investment Portfolio Valuation and Revenue Recognition policies described below. Our significant accounting policies are described in greater detail in Note B — Summary of Significant Accounting Policies in the notes to the consolidated financial statements included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
Investment Portfolio Valuation
The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our Investment Portfolio and the related amounts of unrealized appreciation and depreciation. We consider this determination to be a critical accounting estimate, given the significant judgments and subjective measurements required. As of September 30, 2025 and December 31, 2024, our Investment Portfolio valued at fair value represented 97% and 96%, respectively, of our total assets. We are required to report our investments at fair value. We follow the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact. See Note B.1. — Summary of Significant Accounting Policies — Valuation of the Investment Portfolio in the notes to the consolidated financial statements included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a detailed discussion of our Investment Portfolio valuation process and procedures.
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
Rule 2a-5 under the 1940 Act permits a BDC’s board of directors to designate its executive officers or investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board. Our Board of Directors has approved policies and procedures pursuant to Rule 2a-5 (the “Valuation Procedures”) and has designated a group of our executive officers to serve as the Board of Directors’ valuation designee. We believe our Investment Portfolio as of September 30, 2025 and December 31, 2024 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

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
Payment-in-Kind (“PIK”) Interest and Cumulative Dividends
We hold certain debt and preferred equity instruments in our Investment Portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in Note B.10. — Summary of Significant Accounting Policies — Income Taxes in the notes to the consolidated financial statements included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though we may not have collected the PIK interest and cumulative dividends in cash. We stop accruing PIK interest and cumulative dividends and write off any accrued and uncollected interest and dividends in arrears when we determine that such PIK interest and dividends in arrears are no longer collectible. For the three months ended September 30, 2025 and 2024, (i) 3.0% and 4.4%, respectively, of our total investment income was attributable to PIK interest income not paid currently in cash and (ii) 0.7% and 0.5%, respectively, of our total investment income was attributable to cumulative dividend income not paid currently in cash. For the nine months ended September 30, 2025 and 2024, (i) 2.7% and 3.8%, respectively, of our total investment income was attributable to PIK interest income not paid currently in cash and (ii) 0.7% and 0.4%, respectively, of our total investment income was attributable to cumulative dividend income not paid currently in cash.

INVESTMENT PORTFOLIO COMPOSITION
The following tables summarize the composition of our total combined LMM, Private Loan and Middle Market portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM, Private Loan and Middle Market portfolio investments as of September 30, 2025 and December 31, 2024 (this information excludes Other Portfolio investments and the External Investment Manager, which are discussed above).

Cost:	September 30, 2025	December 31, 2024
First lien debt	81.0%	82.9%
Equity	18.4	16.4
Second lien debt	0.1	0.2
Equity warrants	0.3	0.3
Other	0.2	0.2
	100.0%	100.0%

Fair Value:	September 30, 2025	December 31, 2024
First lien debt	69.2%	71.4%
Equity	29.9	27.8
Second lien debt	0.1	0.2
Equity warrants	0.6	0.4
Other	0.2	0.2
	100.0%	100.0%
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
As of September 30, 2025, investments on non-accrual status comprised 1.2% of our total Investment Portfolio at fair value and 3.6% at cost. As of December 31, 2024, investments on non-accrual status comprised 0.9% of our total Investment Portfolio at fair value and 3.5% at cost.
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

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
Comparison of the three months ended September 30, 2025 and 2024
Set forth below is a comparison of the results of operations, and a reconciliation of net investment income to distributable net investment income and to distributable net investment income before taxes, for the three months ended September 30, 2025 and 2024. All prior period net investment income, net investment income per share, distributable net investment income and distributable net investment income per share amounts presented in this section have been retrospectively adjusted to conform to the current presentation. See Note A.3. — Organization and Basis of Presentation — Revisions to the Presentation of Previously Issued Financial Statements in the notes to the consolidated financial statements included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional details on these adjustments.

	Three Months Ended September 30,		Net Change
	2025	2024	Amount	%
	(in thousands)
Total investment income	$139,831	$136,824	$3,007	2%
Total expenses	(50,316)	(49,228)	(1,088)	2%
Net investment income before taxes	89,515	87,596	1,919	2%
Excise tax expense	(838)	(458)	(380)	83%
Federal and state income and other tax expenses	(2,139)	(2,758)	619	(22)%
Net investment income	86,538	84,380	2,158	3%
Net realized gain (loss)	(19,104)	26,382	(45,486)	NM
Net unrealized appreciation	62,978	21,738	41,240	NM
Income tax provision on net realized gain (loss) and net unrealized appreciation	(6,741)	(8,493)	1,752	NM
Net increase in net assets resulting from operations	$123,671	$124,007	$(336)	—%

	Three Months Ended September 30,		Net Change
	2025	2024	Amount	%
	(in thousands, except per share amounts)
Net investment income	$86,538	$84,380	$2,158	3%
Share‑based compensation expense	5,433	4,868	565	12%
Deferred compensation expense	734	509	225	NM
Distributable net investment income (a)	$92,705	$89,757	$2,948	3%
Excise tax expense	838	458	380	83%
Federal and state income and other tax expenses	2,139	2,758	(619)	(22)%
Distributable net investment income before taxes (b)	$95,682	$92,973	$2,709	3%
Net investment income per share—Basic and diluted	$0.97	$0.96	$0.01	1%
Distributable net investment income per share—Basic and diluted (a)	$1.03	$1.03	$—	—%
Distributable net investment income before taxes per share—Basic and diluted (b)	$1.07	$1.06	$0.01	1%
___________________________
NM    — Net Change % not meaningful
(a)Distributable net investment income is net investment income as determined in accordance with U.S. GAAP, excluding the impact of share-based compensation expense and deferred compensation expense or benefit. We believe presenting distributable net investment income and the related per share amounts is useful and appropriate supplemental disclosure for analyzing our financial performance since share-based compensation does not require settlement in cash and deferred compensation expense or benefit does not result in a net cash impact to Main Street upon settlement. However, distributable net investment income is a non-U.S. GAAP measure and should not be considered as a replacement for net investment income or other earnings measures presented in accordance with U.S. GAAP and should be reviewed only in connection with such U.S. GAAP measures in analyzing our financial performance. A reconciliation of net investment income in accordance with U.S. GAAP to distributable net investment income is detailed in the table above.

(b)Distributable net investment income before taxes is net investment income as determined in accordance with U.S. GAAP, excluding the impact of share-based compensation expense, deferred compensation expense or benefit and any tax expenses included in net investment income. We believe presenting distributable net investment income before taxes and the related per share amounts is useful and appropriate supplemental disclosure for analyzing our financial performance since share-based compensation does not require settlement in cash and deferred compensation expense or benefit does not result in a net cash impact to Main Street upon settlement, and since tax expenses included in net investment income may include excise tax expense, which is not solely attributable to net investment income, and deferred taxes, which are not payable in the current period. However, distributable net investment income before taxes is a non-U.S. GAAP measure and should not be considered as a replacement for net investment income, net investment income before taxes or other earnings measures presented in accordance with U.S. GAAP and should be reviewed only in connection with such U.S. GAAP measures in analyzing our financial performance. A reconciliation of net investment income in accordance with U.S. GAAP to distributable net investment income before taxes is detailed in the table above.
Investment Income
Total investment income for the three months ended September 30, 2025 was $139.8 million, a 2% increase from the $136.8 million of total investment income for the corresponding period of 2024. The following table provides a summary of the changes in the comparable period activity.

	Three Months Ended September 30,		Net Change
	2025	2024	Amount	%
	(in thousands)
Interest income	$103,286	$110,551	$(7,265)	(7)%	(a)
Dividend income	31,263	23,239	8,024	35%	(b)
Fee income	5,282	3,034	2,248	74%	(c)
Total investment income	$139,831	$136,824	$3,007	2%	(d)
___________________________
(a)The decrease in interest income was principally attributable to (i) a decrease in interest rates, primarily resulting from decreases in benchmark index interest rates on floating rate Investment Portfolio debt investments and decreases in interest rate spreads on existing Investment Portfolio debt investments and (ii) an increase in investments on non-accrual status, partially offset by higher average levels of income producing Investment Portfolio debt investments.
(b)The increase in dividend income was primarily a result of dividend income increases of (i) $6.6 million from our LMM portfolio companies, (ii) $0.7 million from our Other Portfolio investments and (iii) $0.5 million from our External Investment Manager.
(c)The increase in fee income was primarily due to a $1.4 million increase in fees related to increased investment activity and a $0.9 million increase from the refinancing and prepayment of Investment Portfolio debt investments.
(d)The increase in total investment income includes a net increase of $2.1 million in certain income considered less consistent or non-recurring, including (i) a $0.9 million increase in such fee income, (ii) a $0.6 million increase in such dividend income and (iii) a $0.6 million increase in such interest income from accelerated prepayment, repricing and other activity related to certain Investment Portfolio debt investments.

Expenses
Total expenses for the three months ended September 30, 2025 were $50.3 million, a 2% increase from the $49.2 million in the corresponding period of 2024. The following table provides a summary of the changes in the comparable period activity.

	Three Months Ended September 30,		Net Change
	2025	2024	Amount	%
	(in thousands)
Cash compensation	$12,483	$11,135	$1,348	12%	(a)
Deferred compensation plan expense	734	509	225	NM
Compensation	13,217	11,644	1,573	14%
General and administrative	4,928	4,564	364	8%
Interest	32,472	33,474	(1,002)	(3)%	(b)
Share-based compensation	5,433	4,868	565	12%	(c)
Gross expenses	56,050	54,550	1,500	3%
Expenses allocated to the External Investment Manager	(5,734)	(5,322)	(412)	8%
Total expenses	$50,316	$49,228	$1,088	2%
___________________________
NM    — Net Change % not meaningful
(a)The increase in cash compensation was primarily attributable to (i) increased incentive compensation accruals, (ii) increased base compensation rates and (iii) increased headcount to support our growing Investment Portfolio and asset management activities.
(b)The decrease in interest expense was primarily related to a decreased weighted-average interest rate on our Credit Facilities (as defined in the Liquidity and Capital Resources section below) due to decreases in benchmark index interest rates and decreases to the applicable margin rates resulting from the amendments of our Credit Facilities in April 2025, partially offset by an increase in average borrowings outstanding used to fund a portion of the growth of our Investment Portfolio.
(c)The increase in share-based compensation expense was primarily attributable to incentive compensation awards issued in April 2025.
Net Investment Income
Net investment income for the three months ended September 30, 2025 increased 3% to $86.5 million, or $0.97 per share, compared to net investment income of $84.4 million, or $0.96 per share, in the corresponding period of 2024. The increase in net investment income is the result of the total investment income increase, partially offset by the total expenses increase, each as discussed above. The increase in net investment income per share reflects the increase in net investment income after the impact of the increase in weighted-average shares outstanding for the three months ended September 30, 2025, primarily due to shares issued since the beginning of the comparable period of the prior year through our (i) at-the-market program (“ATM Program”), (ii) dividend reinvestment and direct stock purchase plan (“DRIP”) and (iii) equity incentive plans. The increase in net investment income on a per share basis also includes a $0.02 per share increase in investment income considered less consistent or non-recurring in nature.
Distributable Net Investment Income
Distributable net investment income for the three months ended September 30, 2025 increased 3% to $92.7 million, or $1.03 per share, compared to $89.8 million, or $1.03 per share, in the corresponding period of 2024. The increase in distributable net investment income was primarily due to (i) the increase in net investment income as discussed above and (ii) an increase in share-based compensation expense. The increase in distributable net investment income per share reflects the impact of the increase in weighted-average shares outstanding for the three months ended September 30, 2025, as discussed above. Distributable net investment income on a per share basis also includes a $0.02 per share increase in investment income considered less consistent or non-recurring in nature.

Net Realized Loss
The following table provides a summary of the primary components of the total net realized loss on investments of $19.1 million for the three months ended September 30, 2025.

	Three Months Ended September 30, 2025
	Full Exits		Partial Exits		Restructures		Other (a)	Total
	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	Net Gain/(Loss)
	(in thousands)
LMM portfolio	$(4,186)	3	$—	—	$—	—	$231	$(3,955)
Private Loan portfolio	—	—	—	—	(15,784)	2	4	(15,780)
Middle Market portfolio	—	—	—	—	—	—	4	4
Other Portfolio	—	—	629	1	—	—	(2)	627
Total net realized gain/(loss)	$(4,186)	3	$629	1	$(15,784)	2	$237	$(19,104)
___________________________
(a)Other activity includes realized gains and losses from transactions involving seven portfolio companies which are not considered to be significant individually or in the aggregate.
Net Unrealized Appreciation
The following table provides a summary of the total net unrealized appreciation of $63.0 million for the three months ended September 30, 2025.

	Three Months Ended September 30, 2025
	LMM (a)	Private Loan	Middle Market	Other		Total
	(in thousands)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains / income) losses recognized during the current period	$3,247	$13,672	$—	$(627)		$16,292
Net unrealized appreciation (depreciation) relating to portfolio investments	47,577	13,092	(4,383)	(9,600)	(b)	46,686
Total net unrealized appreciation (depreciation) relating to portfolio investments	$50,824	$26,764	$(4,383)	$(10,227)		$62,978
___________________________
(a)Includes unrealized appreciation on 42 LMM portfolio investments and unrealized depreciation on 17 LMM portfolio investments.
(b)Includes $6.3 million of unrealized depreciation related to the External Investment Manager.
Income Taxes
Main Street’s income taxes include excise tax expense at MSCC and federal and state income and other tax expenses at the Taxable Subsidiaries. MSCC has elected to be treated for U.S. federal income tax purposes as a RIC. MSCC’s taxable income includes the taxable income generated by MSCC and certain of its subsidiaries, including the Funds and Structured Subsidiaries, which are treated as disregarded entities for tax purposes. As a result of its investment activities and dividend policy and activities, MSCC incurs federal excise tax on its estimated undistributed taxable income. The Taxable Subsidiaries incur federal and state income and other taxes related to net investment income resulting from the Taxable Subsidiaries’ investment activities. The excise tax expense increase is due to changes in our estimated undistributed taxable income at the RIC, which is taxed at a 4% rate. The net investment income related federal and state income and other tax expenses decrease is due to decreases in taxable net investment income at the Taxable Subsidiaries.
The Taxable Subsidiaries also incur taxes on realized gains (losses) and unrealized appreciation (depreciation). These taxes will change over time due to changes in the valuations of portfolio investments and realized gains and losses, in each case, on our investments owned by the Taxable Subsidiaries.

Net Increase in Net Assets Resulting from Operations
The net increase in net assets resulting from operations for the three months ended September 30, 2025 was $123.7 million, or $1.38 per share, compared to $124.0 million, or $1.42 per share, during the three months ended September 30, 2024. The tables above provide a summary of the reasons for the change in net increase in net assets resulting from operations for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024.

Comparison of the nine months ended September 30, 2025 and 2024
Set forth below is a comparison of the results of operations, and a reconciliation of net investment income to distributable net investment income and distributable net investment income before taxes, for the nine months ended September 30, 2025 and 2024. All prior period net investment income, net investment income per share, distributable net investment income and distributable net investment income per share amounts presented in this section have been retrospectively adjusted to conform to the current presentation. See Note A.3. — Organization and Basis of Presentation — Revisions to the Presentation of Previously Issued Financial Statements in the notes to the consolidated financial statements included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional details on these adjustments.

	Nine Months Ended September 30,		Net Change
	2025	2024	Amount	%
	(in thousands)
Total investment income	$420,850	$400,586	$20,264	5%
Total expenses	(148,191)	(135,880)	(12,311)	9%
Net investment income before taxes	272,659	264,706	7,953	3%
Excise tax expense	(2,997)	(1,652)	(1,345)	81%
Federal and state income and other tax expenses	(9,044)	(8,340)	(704)	8%
Net investment income	260,618	254,714	5,904	2%
Net realized gain	3,771	17,429	(13,658)	NM
Net unrealized appreciation	107,217	85,431	21,786	NM
Income tax provision on net realized gain and net unrealized appreciation	(9,319)	(23,727)	14,408	NM
Net increase in net assets resulting from operations	$362,287	$333,847	$28,440	9%

	Nine Months Ended September 30,		Net Change
	2025	2024	Amount	%
	(in thousands, except per share amounts)
Net investment income	$260,618	$254,714	$5,904	2%
Share‑based compensation expense	15,691	13,853	1,838	13%
Deferred compensation expense	1,659	1,074	585	NM
Distributable net investment income (a)	$277,968	$269,641	$8,327	3%
Excise tax expense	2,997	1,652	1,345	81%
Federal and state income and other tax expenses	9,044	8,340	704	8%
Distributable net investment income before taxes (b)	$290,009	$279,633	$10,376	4%
Net investment income per share—Basic and diluted	$2.92	$2.95	$(0.03)	(1)%
Distributable net investment income per share—Basic and diluted (a)	$3.12	$3.13	$(0.01)	—%
Distributable net investment income before taxes per share—Basic and diluted (b)	$3.25	$3.24	$0.01	—%
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

(b)Distributable net investment income before taxes is net investment income as determined in accordance with U.S. GAAP, excluding the impact of share-based compensation expense, deferred compensation expense or benefit and any tax expenses included in net investment income. We believe presenting distributable net investment income before taxes and the related per share amounts is useful and appropriate supplemental disclosure for analyzing our financial performance since share-based compensation does not require settlement in cash and deferred compensation expense or benefit does not result in a net cash impact to Main Street upon settlement, and since tax expenses included in net investment income may include excise tax expense, which is not solely attributable to net investment income, and deferred taxes, which are not payable in the current period. However, distributable net investment income before taxes is a non-U.S. GAAP measure and should not be considered as a replacement for net investment income, net investment income before taxes or other earnings measures presented in accordance with U.S. GAAP and should be reviewed only in connection with such U.S. GAAP measures in analyzing our financial performance. A reconciliation of net investment income in accordance with U.S. GAAP to distributable net investment income before taxes is detailed in the table above.
Investment Income
Total investment income for the nine months ended September 30, 2025 was $420.9 million, a 5% increase from the $400.6 million of total investment income for the corresponding period of 2024. The following table provides a summary of the changes in the comparable period activity.

	Nine Months Ended September 30,		Net Change
	2025	2024	Amount	%
	(in thousands)
Interest income	$302,160	$310,690	$(8,530)	(3)%	(a)
Dividend income	105,134	72,718	32,416	45%	(b)
Fee income	13,556	17,178	(3,622)	(21)%	(c)
Total investment income	$420,850	$400,586	$20,264	5%	(d)
____________________
(a)The decrease in interest income was primarily attributable to (i) an increase in investments on non-accrual status and (ii) a decrease in interest rates, primarily resulting from decreases in benchmark index interest rates on floating rate Investment Portfolio debt investments and decreases in interest rate spreads on existing Investment Portfolio debt investments, partially offset by higher average levels of income producing Investment Portfolio debt investments.
(b)The increase in dividend income was primarily a result of (i) an increase of $31.2 million in dividend income from our LMM portfolio companies and (ii) an increase $2.1 million in dividend income from our Private Loan portfolio companies, partially offset by a decrease of $0.5 million in dividend income from our External Investment Manager.
(c)The decrease in fee income was primarily related to (i) a $3.1 million decrease from lower exit, prepayment and amendment activity and (ii) a $0.5 million decrease in fees related to decreased investment activity.
(d)The increase in total investment income includes consistent levels of certain income considered less consistent or non-recurring compared to the corresponding period of 2024, including a $3.3 million decrease in such fee income, offset by (i) a $2.5 million increase in such dividend income and (ii) a $0.8 million increase in such interest income from accelerated prepayment, repricing and other activity related to certain Investment Portfolio debt investments.

Expenses
Total expenses for the nine months ended September 30, 2025 were $148.2 million, a 9% increase from the $135.9 million in the corresponding period of 2024. The following table provides a summary of the changes in the comparable period activity.

	Nine Months Ended September 30,		Net Change
	2025	2024	Amount	%
	(in thousands)
Cash compensation	$35,711	$34,151	$1,560	5%	(a)
Deferred compensation plan expense	1,659	1,074	585	NM
Compensation	37,370	35,225	2,145	6%
General and administrative	15,933	14,159	1,774	13%	(b)
Interest	96,159	89,411	6,748	8%	(c)
Share-based compensation	15,691	13,853	1,838	13%	(d)
Gross expenses	165,153	152,648	12,505	8%
Expenses allocated to the External Investment Manager	(16,962)	(16,768)	(194)	1%
Total expenses	$148,191	$135,880	$12,311	9%
____________________
(a)The increase in cash compensation was primarily attributable to (i) increased base compensation rates and (ii) increased headcount to support our growing Investment Portfolio and asset management activities.
(b)The increase in general and administrative expense was primarily attributable to increased expenses related to business development activities.
(c)The increase in interest expense was primarily related to (i) an increase in average borrowings outstanding used to fund a portion of the growth of our Investment Portfolio and (ii) an increased weighted-average interest rate on our debt obligations resulting from the issuance of the March 2029 Notes and the June 2027 Notes and the repayment at maturity of the May 2024 Notes (each as defined in the Liquidity and Capital Resources section below), partially offset by a decreased weighted-average interest rate on our Credit Facilities due to decreases in benchmark index interest rates and a decrease to the applicable margin rates resulting from the amendments of our Credit Facilities in April 2025.
(d)The increase in share-based compensation expense was primarily attributable to incentive compensation awards issued in April 2025.
Net Investment Income
Net investment income for the nine months ended September 30, 2025 increased 2% to $260.6 million, or $2.92 per share, compared to net investment income of $254.7 million, or $2.95 per share, for the corresponding period of 2024. The increase in net investment income is the result of the total investment income increase, partially offset by the total expenses increase, each as discussed above. The decrease in net investment income per share reflects the increase in net investment income after the impact of the increase in weighted-average shares outstanding for the nine months ended September 30, 2025, primarily due to shares issued through our (i) ATM Program, (ii) DRIP and (iii) equity incentive plans, in each case since the beginning of the comparable period of the prior year. The decrease in net investment income on a per share basis includes a $0.01 per share decrease in investment income considered less consistent or non-recurring in nature.
Distributable Net Investment Income
Distributable net investment income for the nine months ended September 30, 2025 increased 3% to $278.0 million, or $3.12 per share, compared with $269.6 million, or $3.13 per share, in the corresponding period of 2024. The increase in distributable net investment income was primarily due to (i) the increase in net investment income as discussed above, (ii) an increase in share-based compensation expense and (iii) an increase in deferred compensation expense. The decrease in distributable net investment income per share reflects the increase in distributable net investment income after the impact of the increase in weighted-average shares outstanding for the nine months ended September 30, 2025, as discussed above. The decrease in distributable net investment income on a per share basis includes a $0.01 per share decrease in investment income considered less consistent or non-recurring in nature.

Net Realized Gain
The following table provides a summary of the primary components of the total net realized gain on investments of $3.8 million for the nine months ended September 30, 2025.

	Nine Months Ended September 30, 2025
	Full Exits		Partial Exits		Restructures		Other (a)	Total
	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	Net Gain/(Loss)
	(dollars in thousands)
LMM portfolio	$51,461	4	$—	—	$—	—	$270	$51,731
Private Loan portfolio	2,459	4	(163)	2	(37,237)	5	(148)	(35,089)
Middle Market portfolio	(16,264)	1	(1,156)	2	(3,442)	1	835	(20,027)
Other Portfolio	—	—	6,796	2	—	—	585	7,381
Short-term portfolio	—	—	—	—	—	—	(225)	(225)
Total net realized gain (loss)	$37,656	9	$5,477	6	$(40,679)	6	$1,317	$3,771
____________________
(a)Other activity includes realized gains and losses from transactions involving 19 portfolio companies which are not considered to be significant individually or in the aggregate.
Net Unrealized Appreciation
The following table provides a summary of the total net unrealized appreciation of $107.2 million for the nine months ended September 30, 2025.

	Nine Months Ended September 30, 2025
	LMM (a)	Private Loan	Middle Market	Other		Total
	(in thousands)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains / income) losses recognized during the current period	$(54,109)	$30,315	$20,696	$(7,381)		$(10,479)
Net unrealized appreciation (depreciation) relating to portfolio investments	103,720	5,111	(10,816)	19,681	(b)	117,696
Total net unrealized appreciation relating to portfolio investments	$49,611	$35,426	$9,880	$12,300		$107,217
____________________
(a)Includes unrealized appreciation on 48 LMM portfolio investments and unrealized depreciation on 28 LMM portfolio investments.
(b)Includes $20.4 million of unrealized appreciation relating to the External Investment Manager.
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
The Taxable Subsidiaries also incur taxes on realized gains (losses) and unrealized appreciation (depreciation). These taxes will change over time due to changes in the valuations of portfolio investments and realized gains and losses, in each case, on our investments owned by the Taxable Subsidiaries.

Net Increase in Net Assets Resulting from Operations
The net increase in net assets resulting from operations for the nine months ended September 30, 2025 was $362.3 million, or $4.06 per share, compared with $333.8 million, or $3.87 per share, during the nine months ended September 30, 2024. The tables above provide a summary of the reasons for the change in net increase in net assets resulting from operations for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
For the nine months ended September 30, 2025, we realized a net decrease in cash and cash equivalents of $47.7 million, which is the net result of $172.8 million of cash provided by our operating activities and $220.4 million of cash used in our financing activities.
The $172.8 million of cash provided by our operating activities resulted primarily from (i) cash proceeds totaling $802.7 million from the sales and repayments of debt investments and sales and return of capital from equity investments and (ii) cash flows that we generated from the operating profits earned totaling $252.4 million, which is our distributable net investment income, excluding the non-cash effects of the accretion of unearned income, PIK interest income, cumulative dividends and the amortization expense for deferred financing costs, partially offset by (i) cash uses totaling $873.9 million for the funding of new and follow-on portfolio investments and (ii) $6.6 million in cash uses related to other assets and liabilities.
The $220.4 million of cash used in our financing activities principally consisted of (i) $253.7 million in dividends paid to our stockholders, (ii) $173.0 million in net repayments from our Credit Facilities, (iii) $150.0 million on the repayment of December 2025 Notes (as defined below), (iv) $10.0 million in purchases of vested stock for employee payroll tax withholdings and (v) $6.6 million for the payment of deferred financing costs, partially offset by (i) $350.0 million in cash proceeds from the issuance of the August 2028 Notes and (ii) $22.9 million in net cash proceeds from equity offerings from our ATM Program.
Capital Resources
As of September 30, 2025, we had $30.6 million in cash and cash equivalents and $1.530 billion of unused capacity under our Credit Facilities (as defined below) which we maintain to support our investment and operating activities. As of September 30, 2025, our NAV totaled $2.9 billion, or $32.78 per share.
As of September 30, 2025, we had $135.0 million outstanding and $1,006.1 million of undrawn commitments under our floating rate multi-year revolving credit facility (the “Corporate Facility”), and we, through MSCC Funding, had $76.0 million outstanding and $524.0 million of undrawn commitments under our special purpose vehicle revolving credit facility (the “SPV Facility” and, together with the Corporate Facility, the “Credit Facilities”), both of which approximated fair value. Availability under our Credit Facilities is subject to certain leverage and borrowing base limitations, various covenants, reporting requirements and other customary requirements for similar credit facilities.
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
For further information on our Credit Facilities, including key terms and financial covenants, refer to Note E — Debt in the notes to the consolidated financial statements included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

In January 2021, we issued $300.0 million in aggregate principal amount of 3.00% unsecured notes due July 14, 2026 (the “July 2026 Notes”). In October 2021, we issued an additional $200.0 million in aggregate principal amount of the July 2026 Notes. The outstanding aggregate principal amount of the July 2026 Notes was $500.0 million as of both September 30, 2025 and December 31, 2024.
In June 2024, we issued $300.0 million in aggregate principal amount of 6.50% unsecured notes due June 4, 2027 (the “June 2027 Notes”). In September 2024, we issued an additional $100.0 million in aggregate principal amount of the June 2027 Notes at a public offering price of 102.134% resulting in a yield-to-maturity of 5.617% on such issuance. The June 2027 Notes issued in September 2024 have identical terms as, and are a part of a single series with, the June 2027 Notes issued in June 2024. The outstanding aggregate principal amount of the June 2027 Notes was $400.0 million and bear interest at a rate of 6.50% per year with a yield-to-maturity of approximately 6.34% as of both September 30, 2025 and December 31, 2024.
In August 2025, we issued $350.0 million in aggregate principal amount of 5.40% unsecured notes due August 15, 2028 (the “August 2028 Notes”). The outstanding aggregate principal amount of the August 2028 Notes was $350.0 million as of September 30, 2025.
In January 2024, we issued $350.0 million in aggregate principal amount of 6.95% unsecured notes due March 1, 2029 (the “March 2029 Notes”). The outstanding aggregate principal amount of the March 2029 Notes was $350.0 million as of both September 30, 2025 and December 31, 2024.
Through the Funds, we have the ability to issue SBIC debentures guaranteed by the SBA at favorable interest rates and favorable terms and conditions. Under existing SBIC regulations, SBA-approved SBICs under common control have the ability to issue debentures guaranteed by the SBA up to a regulatory maximum amount of $350.0 million. Under existing SBA-approved commitments, we had $350.0 million of outstanding SBIC debentures guaranteed by the SBA as of September 30, 2025 through our wholly-owned SBICs, which bear a weighted-average annual fixed interest rate of 3.3%, paid semiannually, and mature ten years from issuance. The first maturity related to our SBIC debentures occurs in March 2027, and the weighted-average remaining duration is 4.9 years as of September 30, 2025. Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semiannually. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. We expect to maintain SBIC debentures under the SBIC program in the future, subject to periodic repayments and borrowings, in an amount up to the regulatory maximum amount for affiliated SBIC funds.
In May 2024, we repaid the entire $450.0 million principal amount of the issued and outstanding 5.20% unsecured notes (the “May 2024 Notes”).
In September 2025, we repaid the entire $100.0 million principal amount of the issued and outstanding 7.84% unsecured notes and the entire $50.0 million principal amount of the issued and outstanding 7.53% unsecured notes (collectively, the “December 2025 Notes”) prior to maturity at par value plus the accrued and unpaid interest.
We maintain the ATM Program with certain selling agents through which we can sell shares of our common stock by means of at-the-market offerings from time to time. During the nine months ended September 30, 2025, we sold 390,990 shares of our common stock at a weighted-average price of $58.91 per share and raised $23.0 million of gross proceeds under the ATM Program. Net proceeds were $22.6 million after commissions to the selling agents on shares sold and offering costs. As of September 30, 2025, there were no share sales transactions that had not settled. In March 2025, we entered into new distribution agreements to sell up to 20,000,000 shares through the ATM Program. As of September 30, 2025, 19,680,372 shares remained available for sale under the ATM Program.
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
In accordance with the 1940 Act, we are allowed to borrow amounts such that our asset coverage ratio, or BDC asset coverage ratio, of our total assets to our total senior securities, which includes borrowings and any preferred stock we may issue in the future, is at least 150% after such borrowing. In January 2008, we received exemptive relief from the SEC to exclude SBA-guaranteed debt securities issued by the Funds and any other wholly-owned subsidiaries of ours which operate as SBICs from the BDC asset coverage ratio which, in turn, enables us to fund more investments with debt capital. Upon receipt of stockholder approval in accordance with the 1940 Act, our BDC asset coverage ratio was reduced from 200% to 150% effective May 3, 2022. As of September 30, 2025, our BDC asset coverage ratio was 261%.
Although we have been able to secure access to additional liquidity, including through our Credit Facilities, public and private debt issuances, leverage available through the SBIC program and equity offerings, there is no assurance that debt or equity capital will be available to us in the future on favorable terms, or at all.
Recently Issued or Adopted Accounting Standards
From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by us as of the specified effective date. We believe that the impact of recently issued standards and any that are not yet effective will not have a material impact on our consolidated financial statements upon adoption. For a description of recently issued or adopted accounting standards, see Note B.15. — Summary of Significant Accounting Policies — Recently Issued or Adopted Accounting Standards in the notes to the consolidated financial statements included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
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
Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and fund equity capital and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the Consolidated Balance Sheets. As of September 30, 2025, we had a total of $298.6 million in outstanding commitments comprised of (i) 75 investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded and (ii) 11 investments with equity capital commitments that had not been fully called.

Contractual Obligations
As of September 30, 2025, the future commitments for cash payments in connection with our Credit Facilities, the July 2026 Notes, the June 2027 Notes, the August 2028 Notes, the March 2029 Notes, SBIC debentures and rent obligations under our office lease for each of the next five years and thereafter are as follows:

	2025	2026	2027	2028	2029	Thereafter	Total
	(in thousands)
Corporate Facility (1)	$—	$—	$—	$—	$—	$135,000	$135,000
SPV Facility (1)	—	—	—	—	—	76,000	76,000
July 2026 Notes	—	500,000	—	—	—	—	500,000
Interest due on July 2026 Notes	—	15,000	—	—	—	—	15,000
June 2027 Notes	—	—	400,000	—	—	—	400,000
Interest due on June 2027 Notes	13,000	26,000	13,000	—	—	—	52,000
August 2028 Notes	—	—	—	350,000	—	—	350,000
Interest due on August 2028 Notes	—	18,900	18,900	18,900	—	—	56,700
March 2029 Notes	—	—	—	—	350,000	—	350,000
Interest due on March 2029 Notes	—	24,325	24,325	24,325	12,163	—	85,138
SBIC debentures	—	—	75,000	75,000	—	200,000	350,000
Interest due on SBIC debentures	—	11,364	10,651	8,212	6,170	24,564	60,961
Operating Lease Obligation (2)	294	1,193	1,214	1,235	1,256	5,575	10,767
Total	$13,294	$596,782	$543,090	$477,672	$369,589	$441,139	$2,441,566
___________________________
(1)Future interest payments on our Credit Facilities have not been included, as these amounts fluctuate over time depending on the current interest rates and amounts outstanding.
(2)Operating Lease Obligation means a rent payment obligation under a lease classified as an operating lease and disclosed pursuant to ASC 842, as may be modified or supplemented.
Related Party Transactions and Agreements
We have entered into agreements and transactions with the External Investment Manager, MSC Income, Private Loan Fund I and Private Loan Fund II, whereby we have made debt and equity investments and receive certain fees, expense reimbursements and investment income. See Note D — External Investment Manager and Note L — Related Party Transactions in the notes to the consolidated financial statements included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information regarding these related party transactions and agreements.
In addition, we have a deferred compensation plan, whereby non-employee directors and certain key employees may defer receipt of some or all of their fees and cash compensation, subject to certain limitations. See Note L — Related Party Transactions in the notes to the consolidated financial statements included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information regarding the deferred compensation plan.
Recent Developments
In November 2025, we declared a supplemental dividend of $0.30 per share payable in December 2025. This supplemental dividend is in addition to the previously announced regular monthly dividends that we declared of $0.255 per share for each month of October, November and December 2025 or total regular monthly dividends of $0.765 per share for the fourth quarter of 2025, resulting in total dividends declared for the fourth quarter of 2025 of $1.065 per share.
In November 2025, we also declared regular monthly dividends of $0.26 per share for each month of January, February and March of 2026. These regular monthly dividends equal a total of $0.78 per share for the first quarter of 2026, representing a 4.0% increase from the regular monthly dividends paid in the first quarter of 2025. Including the regular monthly and supplemental dividends declared for the fourth quarter of 2025 and first quarter of 2026, we will have paid $47.935 per share in cumulative dividends since our October 2007 initial public offering.

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
The majority of our debt investments are made with either fixed interest rates or floating rates that are subject to contractual minimum interest rates for the term of the investment. As of September 30, 2025, 64% of our debt Investment Portfolio (at cost) bore interest at floating rates, 96% of which were subject to contractual minimum interest rates. As of September 30, 2025, 90% of our debt obligations bore interest at fixed rates. Our interest expense will be affected by changes in the published SOFR in connection with our Credit Facilities; however, the interest rates on our outstanding July 2026 Notes, June 2027 Notes, August 2028 Notes, March 2029 Notes and SBIC debentures, which collectively comprise the majority of our outstanding debt, are fixed for the life of such debt. As of September 30, 2025, we had not entered into any interest rate hedging arrangements. Due to our limited use of derivatives, we have claimed an exclusion from the definition of the term “commodity pool operator” under the Commodity Exchange Act and, therefore, are not subject to registration or regulation as a pool operator under such Act. The Company expects to operate as a “limited derivatives user” under Rule 18f-4 under the 1940 Act. In addition, the investment management and other services provided by our External Investment Manager also involve floating rate debt investments and floating rate debt obligations, and as a result the incentive fees earned by our External Investment Manager, and the corresponding benefits to our net investment income contributions from our External Investment Manager, are subject to change based upon any changes in floating benchmark index interest rates.

The following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings, or in the investments and borrowings related to the investment management and other services provided by our External Investment Manager, in both cases as of September 30, 2025.

Basis Point Change	Increase (Decrease) in Interest Income	(Increase) Decrease in Interest Expense	Increase (Decrease) in Net Investment Income from the External Investment Manager (1)	Increase (Decrease) in Net Investment Income	Increase (Decrease) in Net Investment Income per Share
	(dollars in thousands, except per share amounts)
(200)	$(42,668)	$4,220	$(992)	$(39,440)	$(0.44)
(175)	(37,359)	3,693	(869)	(34,535)	(0.39)
(150)	(32,011)	3,165	(745)	(29,591)	(0.33)
(125)	(26,662)	2,638	(620)	(24,644)	(0.28)
(100)	(21,314)	2,110	(495)	(19,699)	(0.22)
(75)	(15,965)	1,583	(370)	(14,752)	(0.16)
(50)	(10,616)	1,055	(245)	(9,806)	(0.11)
(25)	(5,279)	528	(121)	(4,872)	(0.05)
25	5,027	(528)	118	4,617	0.05
50	10,137	(1,055)	235	9,317	0.10
75	15,246	(1,583)	353	14,016	0.16
100	20,355	(2,110)	471	18,716	0.21
125	25,471	(2,638)	725	23,558	0.26
150	30,587	(3,165)	844	28,266	0.32
175	35,703	(3,693)	962	32,972	0.37
200	40,819	(4,220)	1,080	37,679	0.42
___________________________
(1)Main Street’s total contribution from the External Investment Manager is based on the performance of assets managed by the External Investment Manager (as discussed in Note D — External Investment Manager in the notes to the consolidated financial statements included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q), and any related cost of debt obligations related to such managed assets, which may fluctuate depending on changes in interest rates.
Although we believe that this analysis is indicative of the impact of interest rate changes to our net investment income as of September 30, 2025, the analysis does not take into consideration future changes in the credit market, credit quality or other business or economic developments that could affect our net investment income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above. The hypothetical results assume that all SOFR and Prime rate changes would be effective on the first day of the period. However, the contractual SOFR and Prime rate reset dates would vary throughout the period. The majority of our investments, and the investments managed by our External Investment Manager, are based on contracts which reset quarterly, while our Credit Facilities, and the debt obligations related to the assets managed by our External Investment Manager, reset monthly. The hypothetical results would also be impacted by the changes in the amount of outstanding debt under our Credit Facilities (with an increase (decrease) in the debt outstanding under the Credit Facilities resulting in an (increase) decrease in the hypothetical interest expense).
Item 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President, Chief Financial Officer, General Counsel and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer, President, Chief Financial Officer, General Counsel and Chief Accounting Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended September 30, 2025, we issued 146,971 shares of our common stock under our DRIP. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of common stock issued during the three months ended September 30, 2025 under our DRIP was $9.6 million.
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
Item 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 30, 2025, none of our directors or officers adopted or terminated any contract, instruction or written plans for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. EXHIBITS
Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Exhibit
4.1
Eighth Supplemental Indenture, dated August 15, 2025, between Main Street Capital Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (previously filed as Exhibit 4.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed on August 15, 2025 (File No. 814-00746)).

4.2	Form of 5.40% Notes due 2028 (contained in the Eighth Supplemental Indenture incorporated by reference as Exhibit 4.1 hereto).
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101*
The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal year 2025, filed with the SEC on November 7, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024, (iii) the Consolidated Statements of Changes in Net Assets for the three and nine months ended September 30, 2025 and 2024, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024, (v) the Consolidated Schedule of Investments for the periods ended September 30, 2025 and December 31, 2024, (vi) the Notes to Consolidated Financial Statements and (vii) the Consolidated Schedule 12-14 for the nine months ended September 30, 2025 and 2024.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
___________________________
*    Filed herewith
**    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Main Street Capital Corporation

/s/ DWAYNE L. HYZAK
Date: November 7, 2025	Dwayne L. Hyzak
Chief Executive Officer
(principal executive officer)

/s/ RYAN R. NELSON
Date: November 7, 2025	Ryan R. Nelson
Chief Financial Officer
(principal financial officer)

/s/ RYAN H. MCHUGH
Date: November 7, 2025	Ryan H. McHugh
Chief Accounting Officer
(principal accounting officer)