Form 10-K
period 2025-12-31
Main Street Capital CORP
filed 2026-02-27
CIK 1396440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☑
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2025, was $5,078.6 million based upon the last sale price for the registrant’s common stock on that date.
The number of shares outstanding of the issuer’s common stock as of February 26, 2026 was 90,104,831.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrants’ definitive Proxy Statement for its 2026 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in this Annual Report on Form 10-K in response to Part III.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements regarding the plans and objectives of management for future operations and which relate to future events or our future performance or financial condition. Any such forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that the projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors, including, without limitation, the factors discussed in Item 1A. Risk Factors in this Annual Report on Form 10-K and elsewhere in this Annual Report on Form 10-K and in other filings we may make with the Securities and Exchange Commission (“SEC”) from time to time. Other factors that could cause actual results to differ materially include changes in the economy and future changes in laws or regulations and conditions in our operating areas.
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

PART I
Item 1. Business
ORGANIZATION
Main Street Capital Corporation (“MSCC” or, together with its consolidated subsidiaries, “Main Street” or the “Company”) is a principal investment firm primarily focused on providing customized long-term debt and equity capital solutions to lower middle market (“LMM”) companies (its “LMM investment strategy”) and debt capital to private (“Private Loan”) companies owned by or in the process of being acquired by a private equity fund (its “Private Loan investment strategy”). Main Street’s portfolio investments are typically made to support management buyouts, recapitalizations, growth financings, refinancings and acquisitions of companies that operate in diverse industry sectors. Main Street seeks to partner with entrepreneurs, business owners and management teams and generally provides “one-stop” debt and equity financing solutions within its LMM investment strategy. Main Street invests primarily in secured debt investments, equity investments, warrants and other securities of LMM companies typically based in the U.S. Main Street also seeks to partner with private equity fund sponsors in its Private Loan investment strategy and primarily invests in secured debt investments of Private Loan companies generally headquartered in the U.S.
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
The “Investment Portfolio,” as used herein, refers to all of Main Street’s investments in LMM portfolio companies, investments in Private Loan portfolio companies, investments in Middle Market portfolio companies, Other Portfolio investments, short-term portfolio investments (see Note C — Fair Value Hierarchy for Investments — Portfolio Composition — Investment Portfolio Composition in the notes to the consolidated financial statements included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K) and the investment in the External Investment Manager (as defined below).
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
MSCC wholly owns several investment funds, including Main Street Mezzanine Fund, LP (“MSMF”) and Main Street Capital III, LP (“MSC III” and, together with MSMF, the “Funds”), and each of their general partners. The Funds are each licensed as a Small Business Investment Company (“SBIC”) by the U.S. Small Business Administration (“SBA”).
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
Our Other Portfolio investments primarily consist of investments that are not consistent with the typical profiles for our LMM, Private Loan or Middle Market portfolio investments, including investments in unaffiliated investment companies and private funds which may be managed by third parties. In our Other Portfolio, we may incur indirect fees and expenses in connection with investments managed by third parties, such as investments in other investment companies or private funds.
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

Because we are internally managed, we do not pay any external investment advisory fees, but instead directly incur the operating costs associated with employing investment and portfolio management professionals. We believe that our internally managed structure provides us with a better alignment of interests between our management team and our employees and our stockholders and a beneficial operating expense structure when compared to other publicly traded and privately held investment firms which are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our Investment Portfolio and our External Investment Manager’s asset management business (as described below). For each of the years ended December 31, 2025 and 2024, the ratio of our total operating expenses, excluding interest expense, as a percentage of our quarterly average total assets was 1.3%. The ratio of our total operating expenses, including interest expense, as a percentage of our quarterly average total assets was 3.7% and 3.8%, respectively, for the years ended December 31, 2025 and 2024. Our ratio of expenses as a percentage of our average net asset value (“NAV”) is described in greater detail in Note F — Financial Highlights in the notes to the consolidated financial statements included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
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
The External Investment Manager earns management fees based on the assets of the funds and accounts under management and may earn incentive fees, or a carried interest, based on the performance of the funds and accounts managed. For the years ended December 31, 2025, 2024 and 2023, the External Investment Manager earned $22.9 million, $23.9 million and $22.4 million in base management fees, respectively, $14.5 million, $13.7 million and $13.4 million in incentive fees, respectively, and $0.7 million, $0.6 million and $0.6 million of administrative service fee income, respectively.
We have entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for its relationship with MSC Income and its other clients. Through this agreement, we share employees with the External Investment Manager, including their related infrastructure, business relationships, management expertise and capital raising capabilities, and we allocate the related expenses to the External Investment Manager pursuant to the sharing agreement. Our total expenses for the years ended December 31, 2025, 2024 and 2023 are net of expenses allocated to the External Investment Manager of $23.5 million, $23.1 million and $22.1 million, respectively.
The total contribution of the External Investment Manager to our net investment income consists of the combination of the expenses allocated to the External Investment Manager and the dividend income earned from the External Investment Manager. For the years ended December 31, 2025, 2024, and 2023, dividends earned by us from the External Investment Manager were $11.1 million, $11.3 million and $11.3 million, respectively. For the years ended December 31, 2025, 2024 and 2023, the total contribution of the External Investment Manager to our net investment income was $34.6 million, $34.3 million and $33.4 million, respectively.

We have received an exemptive order from the SEC permitting co-investments among us, MSC Income and other advisory clients of the External Investment Manager in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act. We have made co-investments with, and in the future intend to continue to make co-investments with MSC Income, Private Loan Fund I, Private Loan Fund II and other advisory clients of the External Investment Manager, in accordance with the conditions of the order. Because the External Investment Manager may earn performance-based fee compensation from its advisory clients, this may provide the Company and the External Investment Manager an incentive to allocate opportunities to advisory clients instead of us. However, both we and the External Investment Manager have adopted policies and procedures pursuant to the order to manage this conflict and ensure that investment opportunities are allocated in a manner that is fair and equitable considering each investor’s interests, including oversight of the co-investment program by the independent members of our and MSC Income’s boards of directors and their required approval of certain co-investment transactions thereunder. In addition to the co-investment program described above, we also co-invest in certain investment transactions where price is the only negotiated point by us and our affiliates.
BUSINESS STRATEGIES
Our principal investment objective is to maximize our Investment Portfolio’s total return by generating current income from our debt investments and current income and capital appreciation from our equity and equity-related investments, including warrants, convertible securities and other rights to acquire equity securities in a portfolio company. We have adopted the following business strategies to achieve our investment objective:
•Deliver Customized Financing Solutions in the Lower Middle Market. We offer LMM portfolio companies customized long-term debt and equity financing solutions that are tailored to the facts and circumstances of each situation. We believe our ability to provide a broad range of customized financing solutions to LMM companies sets us apart from other capital providers that focus on providing a limited number of financing alternatives. Our ability to invest across a company’s capital structure, from senior secured loans to equity securities, allows us to offer LMM portfolio companies a comprehensive suite of financing options, or a “one-stop” financing solution.
•Focus on Established Companies. We generally invest in companies with established market positions, experienced management teams and proven revenue streams. We believe that those companies generally possess better risk-adjusted return profiles than newer companies that are building their management teams or are in the early stages of building a revenue base. We also believe that established companies in our targeted size range generally provide opportunities for capital appreciation.
•Leverage the Skills and Experience of our Investment Team. Our investment team has significant experience in lending to and investing in LMM and Private Loan companies. The members of our investment team have broad investment backgrounds, with significant experience and long-term tenure with Main Street, and prior experience at private investment funds, corporate entities with active acquisition growth strategies and activities, investment banks and other financial services companies. The expertise of our investment team in analyzing, valuing, structuring, negotiating and closing transactions should provide us with competitive advantages by allowing us to consider customized financing solutions and non-traditional or complex structures for our portfolio companies. Also, the reputation of our investment team has and should continue to enable us to generate additional revenue in the form of management and incentive fees in connection with us providing advisory services to other investment funds.
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
•Benefit from Lower, Fixed, Long-Term Cost of Capital. The SBIC licenses held by the Funds have allowed them to issue SBA-guaranteed debentures. SBA-guaranteed debentures carry long-term fixed interest rates that are generally lower than interest rates on comparable bank loans and other debt. Because lower-cost SBA leverage is, and will continue to be, a part of our capital base through the Funds, our relative cost of debt capital should be lower than many of our competitors. In addition, the SBIC leverage that we receive through the Funds represents a stable, long-term component of our capital structure with proper matching of duration and cost compared to our LMM portfolio investments. We also maintain investment grade ratings from both Standard & Poor’s Ratings Services and Fitch Ratings, which provide us the opportunity and flexibility to obtain additional, attractive long-term financing options to supplement our capital structure, including the unsecured notes with fixed interest rates we issue.
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
•Defensible Competitive Advantages/Favorable Industry Position. We primarily focus on companies that have competitive advantages in their respective markets and/or are operating in industries with barriers to entry, which may help to protect their market position and profitability.
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

INVESTMENT PORTFOLIO
Our LMM portfolio investments primarily consist of secured debt, direct equity investments and equity warrants in privately held, LMM companies based in the U.S. Our Private Loan portfolio investments primarily consist of debt securities that have primarily been originated directly by us, or to a lesser extent, through our strategic relationships with other investment funds on a collaborative basis through investments that are often referred to in the debt markets as “club deals” because of the small lender group size. In both cases, our Private Loan investments are typically made in a company owned by or in the process of being acquired by a private equity fund. Our Middle Market portfolio investments are generally debt investments in companies owned by a private equity fund that were originally issued through a syndication financing process. We have generally stopped making new Middle Market investments and expect the size of our Middle Market investment portfolio to continue to decline in future periods as existing Middle Market investments are repaid or sold. Our Other Portfolio investments primarily consist of investments that are not consistent with the typical profiles for our LMM, Private Loan or Middle Market portfolio investments, including investments which may be managed by third parties. In our Other Portfolio, we may incur indirect fees and expenses in connection with investments managed by third parties, such as investments in other investment companies or private funds.
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
Our LMM debt investments generally have a term of five to seven years from the original investment date, with limited required amortization prior to maturity, and provide for monthly or quarterly payment of interest at annual interest rates generally between 10% and 14%, payable currently in cash on either a fixed or floating rate basis. The LMM debt investments with floating interest rates will generally bear interest at the Secured Overnight Financing Rate (“SOFR”) or the Prime rate, typically subject to a contractual minimum interest rate (an “interest rate floor”), plus a margin. In addition, certain LMM debt investments may have a form of interest that is not paid currently but is accrued and added to the loan balance and paid at maturity. We refer to this form of interest as payment-in-kind (“PIK”) interest. We typically structure our LMM debt investments with the maximum seniority and collateral that we can reasonably obtain while seeking to achieve our total return target. In most cases, our LMM debt investment will be collateralized by a first priority lien on substantially all the assets of the portfolio company. In addition to seeking a senior secured lien position in the capital structure of our LMM portfolio companies, we seek to limit the downside potential of our LMM debt investments by negotiating covenants that are designed to protect our LMM debt investments while affording our portfolio companies as much flexibility in managing their businesses as is reasonable. Such restrictions may include affirmative and negative covenants, default penalties, lien protection, change of control or change of management provisions, key-man life insurance, guarantees, equity pledges, personal guaranties, where appropriate, and put rights. In addition, we typically seek board representation or observation rights in all of our LMM portfolio companies.
While we will continue to focus our LMM debt investments primarily on single tranche debt investments, we may structure some of our debt investments as mezzanine loans. These mezzanine loans would be primarily junior secured or unsecured, subordinated loans that would provide for relatively high interest rates, payable currently in cash, and would provide us with significant interest income. These mezzanine loans would afford us the additional opportunity for income and gains through PIK interest and equity warrants and other similar equity instruments issued in conjunction with these mezzanine loans. These loans typically would have interest-only payments in the early years, with amortization of principal deferred to the later years of the mezzanine loan term. Typically, these mezzanine loans would have maturities of three to five years. We would generally target annual interest rates of 12% to 14%, payable currently in cash, for our mezzanine loan investments with higher targeted total returns from equity warrants or PIK interest.
The debt investments in our Private Loan portfolio have rights and protections that are similar to those in our LMM debt investments, which may include affirmative and negative covenants, default penalties, lien protection, change of control provisions, guarantees and equity pledges. Our Private Loan portfolio debt investments are generally secured by a first priority lien and typically have a term of between three and seven years from the original investment date. Our Private Loan debt investments generally have floating interest rates at SOFR or Prime rate, typically subject to an interest rate floor, plus a margin.

Our Middle Market portfolio debt investments are generally secured by a first priority lien on the assets of the portfolio company and typically have a term of between three and seven years from the original investment date. The debt investments in our Middle Market portfolio usually have rights and protections that are similar to those in our LMM and Private Loan debt investments. The Middle Market debt investments generally have floating interest rates at SOFR or Prime rate, typically subject to an interest rate floor, plus a margin.
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
INVESTMENT PROCESS
Our investment committee is responsible for all aspects of our investment processes. The current members of our investment committee are Dwayne L. Hyzak, our Chief Executive Officer and a member of our Board of Directors, David Magdol, our President and Chief Investment Officer, and Vincent D. Foster, the Chairman of our Board of Directors.
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
•detailed review of historical and projected financial statements;
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
As part of the monitoring process of LMM portfolio investments, the investment team will analyze monthly and quarterly financial statements versus previous periods, review financial projections, meet and discuss issues or opportunities with management, attend board meetings and review all compliance certificates and covenants. While we maintain limited involvement in the ordinary course operations of our LMM portfolio companies, we maintain a higher level of involvement in non-ordinary course financing or strategic activities and any non-performing scenarios.
As part of the monitoring process of our Private Loan and Middle Market portfolio investments, the investment team will analyze monthly and quarterly financial statements versus previous periods, review financial projections and review all compliance certificates and covenants. Depending upon the nature of our Private Loan and Middle Market portfolio investments, our investment team may also attend board meetings and meet and discuss issues or opportunities with the portfolio company’s management team or private equity owners; however, due to the nature of our “lender only” relationship with these Private Loan and Middle Market companies in comparison to our LMM portfolio companies, it is not practical to have as much direct management interface.
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
DETERMINATION OF NET ASSET VALUE AND INVESTMENT PORTFOLIO VALUATION PROCESS
We determine the NAV per share of our common stock on a quarterly basis. The NAV per share is equal to our total assets minus total liabilities divided by the total number of shares of common stock outstanding.
We are required to report our investments at fair value. As a result, the most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our Investment Portfolio and the related amounts of unrealized appreciation and depreciation. We follow the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact.
We determine in good faith the fair value of our Investment Portfolio pursuant to a valuation policy in accordance with ASC 820 and a valuation process approved by our Board of Directors and in accordance with the 1940 Act. Our valuation policies and processes are intended to provide a consistent basis for determining the fair value of our Investment Portfolio. See Note B.1. — Summary of Significant Accounting Policies — Valuation of the Investment Portfolio in the notes to the consolidated financial statements included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K for a detailed discussion of our Investment Portfolio valuation process and procedures.

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
Our Board of Directors has approved policies and procedures pursuant to Rule 2a-5 (our “Valuation Procedures”) and designated a group of our executive officers to serve as the Board of Directors’ valuation designee thereunder (the “Valuation Committee”). Pursuant to our Valuation Procedures, we undertake a multi-step process each quarter in connection with determining the fair value of our investments.
The following outlines our valuation process as established under our Valuation Procedures:
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
•The Board of Directors oversees the process through its Audit Committee in accordance with Rule 2a-5 under the 1940 Act pursuant to our Valuation Procedures.
Determination of fair value involves subjective judgments and estimates. The notes to our consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial results and financial condition.
COMPETITION
We compete for investments with a number of investment funds (including private equity funds, debt funds, mezzanine funds, collateralized loan obligation funds, or CLOs, BDCs and SBICs), as well as traditional financial services companies such as commercial banks and other sources of financing. Many of the entities that compete with us are larger and have more resources available to them. We believe we are able to be competitive with these entities primarily on the basis of our focus on the underserved companies described in our LMM investment strategy and the less competitive nature of the market for companies described in our Private Loan investment strategy, the experience and contacts of our management team, our responsive and efficient investment analysis and decision-making processes, our comprehensive suite of customized financing solutions and the investment terms we offer.

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
We have designed a compensation structure, including an array of benefit plans and programs, that we believe is attractive to our current and prospective employees. We also offer formal and informal training and mentorship programs that provide employees with access to senior level executives. Through our annual goal setting and performance review processes, our employees are annually evaluated by supervisors and our senior management team to ensure employees continue to develop and advance as expected. We are committed to attracting and retaining a workforce with a broad range of experience and perspectives, and providing a close-knit work environment that is a natural extension of our culture. We also maintain a Women’s Initiative that provides employees with opportunities to network internally at Main Street and externally with other women in the financial services industry. Our employees have access to several programs designed to enable our employees to balance work, family and family-related situations including flexible working arrangements and parental leave for birth and adoption placement. We are committed to creating and maintaining an atmosphere where all employees feel welcomed, valued, respected and heard so that they feel motivated and encouraged to contribute fully to their careers, our company and our communities.
We seek to maintain a close-knit culture, which we believe is an important factor in employee retention, which is reinforced by our Community Building Committee. Our Community Building Committee, which includes a substantial cross section of employees across our organization, develops programs and initiatives that promote an open and welcoming atmosphere and encourage employee outreach with our community, in each case based upon feedback received from our employees. Initiatives generated by our Community Building Committee include employee well-being and engagement activities along with volunteer and donation opportunities with local charitable organizations. We encourage you to visit our website for more information about charitable organizations receiving our ongoing support. Nothing on our website, however, shall be deemed incorporated by reference into this Annual Report on Form 10-K.
We regularly monitor and evaluate various turnover and attrition metrics and attribute our historical positive performance to our strong corporate culture, commitment to career development and attractive compensation and benefit programs. For additional information concerning the competitive risks we face, see Item 1A. Risk Factors — Risks Related to Our Business and Structure — Our success depends on our ability to attract and retain qualified personnel in a competitive environment.

As of December 31, 2025, we had 110 employees, 57 of whom we characterize as investment and portfolio management professionals, and the others include operations professionals and administrative staff. None of our employees are represented by a collective bargaining agreement. As necessary, we will hire additional investment professionals and administrative personnel. All but three of our employees are located in our Houston, Texas office.
REGULATION
Regulation as a Business Development Company
We have elected to be regulated as a BDC under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates, principal underwriters and affiliates of those affiliates or underwriters. The 1940 Act requires that a majority of the members of the board of directors of a BDC be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that a BDC may not change the nature of its business so as to cease to be, or to withdraw its election as, a BDC unless approved by a majority of its outstanding voting securities.
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
(2)Securities of any eligible portfolio company that we “control,” as that term is defined in the 1940 Act.
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
In addition, a BDC must have been organized and have its principal place of business in the U.S. and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.
An eligible portfolio company is defined in the 1940 Act as any issuer which:
(a)is organized under the laws of, and has its principal place of business in, the U.S.;
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
Temporary Investments
Prior to investing in “qualifying assets,” as described above, our temporary investments may consist of cash, cash equivalents, U.S. government securities and high-quality debt securities maturing in one year or less from time of investment therein, so that 70% of our assets are qualifying assets.
Senior Securities
Prior to 2018 legislation that modified the asset coverage requirements of the 1940 Act, we were permitted, as a BDC, to issue senior securities only in amounts such that our asset coverage, or BDC asset coverage ratio, as defined in the 1940 Act, equaled at least 200% of all debt and/or senior stock immediately after each such issuance. However, 2018 legislation modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur such that a BDC’s asset coverage ratio could be reduced from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. In May 2022, our stockholders approved the application of the reduced BDC asset coverage ratio. As a result, the BDC asset coverage ratio applicable to us decreased from 200% to 150% effective May 3, 2022.
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

Common Stock
We are not generally able to issue and sell our common stock at a price below NAV per share. We may, however, sell our common stock, warrants, options or rights to acquire our common stock, at a price below the current NAV of the common stock if our Board of Directors determines that such sale is in our best interests and that of our stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our Board of Directors, closely approximates the market value of such securities (less any distributing commission or discount). We did not seek stockholder authorization to sell shares of our common stock below the then current NAV per share of our common stock at our 2025 Annual Meeting of Stockholders, and have not sought such stockholder authorization since 2012, because our common stock price has generally traded significantly above the NAV per share of our common stock since 2011, except for a brief period during market disruptions related to the COVID-19 pandemic. Our stockholders have previously approved a proposal that authorizes us to issue securities to subscribe to, convert to, or purchase shares of our common stock in one or more offerings. We may also make rights offerings to our stockholders at prices per share less than the NAV per share, subject to applicable requirements of the 1940 Act. See Item 1A. Risk Factors — Risks Related to Our Securities — Stockholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current NAV per share of our common stock or issue securities to subscribe to, convert to or purchase shares of our common stock.
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
Our proxy voting decisions relating to our portfolio securities are made by the investment team which is responsible for monitoring each individual investment. To ensure that our vote is not the product of a conflict of interest, we require that anyone involved in the decision-making process discloses to our chief compliance officer any potential conflict regarding a proxy vote of which he or she is aware.
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
Under present SBIC regulations, eligible small businesses generally include businesses that (together with their affiliates) have a tangible net worth not exceeding $24 million or have average annual net income after U.S. federal income taxes not exceeding $8 million (average net income to be computed without benefit of any carryover loss) for the two most recent fiscal years. In addition, an SBIC must devote 25% of its investment activity to “smaller enterprises,” as defined by the SBA. A smaller enterprise generally includes businesses that have a tangible net worth not exceeding $6 million and have average annual net income after U.S. federal income taxes not exceeding $2 million (average net income to be computed without benefit of any net carryover loss) for the two most recent fiscal years. SBIC regulations also provide alternative size standard criteria to determine eligibility for designation as an eligible small business or smaller enterprise, which criteria depend on the primary industry in which the business is engaged and are based on such factors as the number of employees and gross revenue. However, once an SBIC has invested in a company, it generally may continue to make follow-on investments in the company, regardless of the size of the portfolio company at the time of the follow-on investment, up to the time of the portfolio company’s initial public offering.
The SBA prohibits an SBIC from providing funds to small businesses for certain purposes, such as relending and investment outside the U.S., to businesses engaged in certain prohibited industries, and to certain “passive” (non-operating) companies. In addition, without prior SBA approval, an SBIC may not invest an amount equal to more than 10% of the sum of (i) an SBIC’s private capital, plus (ii) the total amount of leverage projected by the SBIC’s business plan that was approved by SBA, in any one portfolio company and its affiliates.
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
The SBA restricts the ability of an SBIC to lend money to any of its officers, directors and employees or to invest in affiliates thereof. The SBA also prohibits, without prior SBA approval, a “change of control” of an SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10% or more of a class of equity of a licensed SBIC. A “change of control” is any event which would result in the transfer of the power, directly or indirectly, to direct the management and policies of an SBIC, whether through ownership, contractual arrangements or otherwise.
The SBIC licenses allow the Funds to incur leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment, certain approvals by the SBA and customary procedures. SBA-guaranteed debentures carry long-term fixed rates that are generally lower than rates on comparable bank and other debt. Under applicable regulations, an SBIC may generally have outstanding debentures guaranteed by the SBA in amounts up to twice the amount of the privately raised funds of the SBIC. Debentures guaranteed by the SBA have a maturity of ten years, require semiannual payments of interest, do not require any principal payments prior to maturity, and are not subject to prepayment penalties. As of December 31, 2025, we, through the Funds, had $350.0 million of outstanding SBA-guaranteed debentures, which had an annual weighted-average interest rate of 3.3%.

SBICs must invest idle funds that are not being used to make loans in investments permitted under SBIC regulations in the following limited types of securities: (i) direct obligations of, or obligations guaranteed as to principal and interest by, the U.S. government, which mature within 15 months from the date of the investment; (ii) repurchase agreements with federally insured institutions with a maturity of seven days or less (and the securities underlying the repurchase obligations must be direct obligations of or guaranteed by the federal government); (iii) mutual funds, securities or other instruments that exclusively consist of, or represented pooled assets of investments described in (i) and (ii) above; (iv) certificates of deposit with a maturity of one year or less, issued by a federally insured institution; (v) a deposit account in a federally insured institution that is subject to a withdrawal restriction of one year or less; (vi) a checking account in a federally insured institution; or (vii) a reasonable petty cash fund.
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
Securities Exchange Act of 1934 and Sarbanes-Oxley Act Compliance
We are subject to the reporting and disclosure requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including the filing of quarterly, annual and current reports, proxy statements and other required items. In addition, we are subject to the Sarbanes-Oxley Act of 2002, which imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. For example:
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
The New York Stock Exchange Corporate Governance Regulations
The New York Stock Exchange (“NYSE”) has adopted corporate governance standards that listed companies must comply with. We believe we are in compliance with such corporate governance listing standards. We intend to monitor our compliance with all future listing standards and to take all necessary actions to ensure that we stay in compliance.
Investment Adviser Regulations
The External Investment Manager, which is wholly-owned by us, is subject to regulation under the Advisers Act. The Advisers Act establishes, among other things, recordkeeping and reporting requirements, disclosure requirements, limitations on transactions between the adviser’s account and an advisory client’s account, limitations on transactions between the accounts of advisory clients, and general anti-fraud prohibitions. The External Investment Manager may be examined by the SEC from time to time for compliance with the Advisers Act.

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

We may distribute taxable dividends that are payable in part in our stock. Under certain applicable provisions of the Code and the U.S. Department of the Treasury (“Treasury”) regulations, distributions payable by us in cash or in shares of stock (at the stockholders’ election) would satisfy the Annual Distribution Requirement. The Internal Revenue Service (“IRS”) has issued guidance indicating that this rule will apply even where the total amount of cash that may be distributed is limited to no more than 20% of the total distribution. According to this guidance, if too many stockholders elect to receive their distributions in cash, each such stockholder would receive a pro rata share of the total cash to be distributed and would receive the remainder of their distribution in shares of stock. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend (whether received in cash, our stock, or a combination thereof) as (i) ordinary income (including any qualified dividend income that, in the case of a noncorporate stockholder, may be eligible for the same reduced maximum tax rate applicable to long-term capital gains to the extent such distribution is properly reported by us as qualified dividend income and such stockholder satisfies certain minimum holding period requirements with respect to our stock) or (ii) long-term capital gain (to the extent such distribution is properly reported as a capital gain dividend), to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.
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
•Our success depends on our ability to attract and retain qualified personnel in a competitive environment.
•Our business model depends to a significant extent upon strong referral relationships.
Risks Related to Our Investments
•The types of portfolio companies in which we invest involve significant risks and we could lose all or part of our investment.
•Economic recessions or downturns could impair our portfolio companies’ performance and certain material defaults by our portfolio companies could harm our operating results.
•Rising credit spreads could affect the value of our investments, and rising interest rates make it more difficult for portfolio companies to make periodic payments on their loans.
•Inflation could adversely affect the business, results of operations and financial condition of our portfolio companies.
•Changes to U.S. tariff, trade and economic policies may have a negative effect on our portfolio companies and, in turn, harm us.
•We may be exposed to higher risks with respect to our investments that include original issue discount or PIK interest.
•The lack of liquidity in our investments may adversely affect our business.
•We generally will not control our portfolio companies.
•Certain material defaults by our portfolio companies could harm our operating results.
•Any unrealized depreciation that we experience in our Investment Portfolio may be an indication of future realized losses, which could reduce our income and gains available for distribution.
•Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.
Risks Related to Leverage
•Because we borrow money, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.
•Substantially all of our assets are subject to security interests under our senior securities, and if we default on our obligations under our senior securities, we may suffer adverse consequences, including foreclosure on our assets.
•We are subject to risks associated with any revolving credit facility that utilizes a Structured Subsidiary as our interests in any Structured Subsidiary are subordinated and we could be prevented from receiving cash on our equity interests from a Structured Subsidiary.
Risks Related to Our Investment Management Activities
•Our executive officers and employees, through the External Investment Manager, manage other investment funds that operate in the same or a related line of business as we do, and may invest in such funds, which may result in significant conflicts of interest.
•We, through the External Investment Manager, derive revenues from managing third-party funds pursuant to management agreements that may be terminated.

Risks Related to BDCs
•Operating under the constraints imposed on us as a BDC and RIC may hinder the achievement of our investment objectives.
Risks Related to Our Securities
•Investing in our securities may involve a high degree of risk.
•Shares of closed-end investment companies, including BDCs such as us, may trade at a discount to their NAV per share.
•The market price of our securities may be volatile and fluctuate significantly.
•We may not be able to pay distributions to our stockholders, our distributions may not grow over time and a portion of distributions paid to our stockholders may be a return of capital.
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
General Risk Factors
•Events outside of our control, including public health crises, supply chain disruptions and inflation, could negatively affect us and our portfolio companies and the results of our operations.
•Market conditions may materially and adversely affect debt and equity capital markets in the U.S. and abroad, which may have a negative impact on our business and operations.
•The failure in cybersecurity systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning could impair our ability to conduct business effectively.
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
•Uncertainty about presidential administration initiatives could negatively impact our business, financial condition and results of operations.
RISKS RELATED TO OUR BUSINESS AND STRUCTURE
Because our Investment Portfolio is recorded at fair value, there is and will continue to be uncertainty as to the value of our portfolio investments.
Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by us pursuant to our Valuation Procedures. Typically, there is not a public market for the securities of the privately held companies in which we invest through our LMM and Private Loan investment strategies. As a result, we value these securities quarterly at fair value based on inputs from management and a nationally recognized independent financial advisory services firm (on a rotational basis) pursuant to our Valuation Procedures. See Note B.1. — Summary of Significant Accounting Policies — Valuation of the Investment Portfolio in the notes to the consolidated financial statements included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K for a detailed discussion of our Valuation Procedures.

The determination of fair value and consequently, the amount of unrealized gains and losses in our Investment Portfolio, are to a certain degree, subjective and dependent on our Valuation Procedures. Certain factors that may be considered in determining the fair value of our investments include external events, such as private mergers, sales and acquisitions involving comparable companies. Because such valuations, and particularly valuations of securities in privately held companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Due to this uncertainty, our fair value determinations may cause our NAV on a given date to materially understate or overstate the value that we may ultimately realize on one or more of our investments. As a result, investors purchasing our securities based on an overstated NAV would pay a higher price than the value our investments might warrant. Conversely, investors selling our securities during a period in which the NAV understates the value of our investments may receive a lower price for their securities than the value our investments might warrant.
Our financial condition and results of operations depends on our ability to effectively manage and deploy capital.
Our ability to achieve our investment objective of maximizing our Investment Portfolio’s total return by generating current income from our debt investments and current income and capital appreciation from our equity and equity-related investments, including warrants, convertible securities and other rights to acquire equity securities in a portfolio company, depends on our ability to effectively manage and deploy capital, which depends, in turn, on our investment team’s ability to identify, evaluate and monitor, and our ability to finance and invest in, companies that meet our investment criteria.
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
Even if we are able to grow and build upon our investment operations, any failure to manage our growth effectively could have a material adverse effect on our business, financial condition, results of operations and prospects. The results of our operations will depend on many factors, including the availability of opportunities for investment, readily accessible short- and long-term funding alternatives in the financial markets and economic conditions. Furthermore, if we cannot successfully operate our business or implement our investment policies and strategies as described herein, our ability to pay dividends could be negatively impacted.
We are subject to risks associated with the interest rate environment and changes in interest rates will affect our cost of capital, net investment income and the value of our investments.
To the extent we borrow money or issue debt securities or preferred stock to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred stock and the rate at which we invest these funds. In addition, many of our debt investments and borrowings have floating interest rates that reset on a periodic basis, and many of our investments are subject to interest rate floors. As a result, a change in market interest rates could have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds will increase because the interest rates on the amounts borrowed under our Credit Facilities (as defined in the Liquidity and Capital Resources section below) are floating, and any new fixed rate debt may be issued at higher coupon rates, which could reduce our net investment income to the extent any debt investments have either fixed interest rates, or in periods when debt investments with floating interest rates are subject to an interest rate floor above then current levels. In periods of declining interest rates, our interest income and our net investment income could be reduced as the interest income earned on our floating rate debt investments declines and any new fixed rate debt may be issued at lower coupon rates. See further discussion and analysis at Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
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
We compete for investments with other investment funds (including private equity funds, debt funds, mezzanine funds, collateralized loan obligation funds, or CLOs, BDCs and SBICs), as well as traditional financial services companies such as commercial banks and other sources of funding. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in LMM companies is underserved by traditional commercial banks and other financing sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on BDCs such as us.
We are dependent upon our key investment personnel for our future success.
We depend on the members of our investment team, particularly Dwayne L. Hyzak, David L. Magdol, Jesse E. Morris, Nicholas T. Meserve and our other Managing Directors, for the identification, review, final selection, structuring, closing and monitoring of our investments. These employees have significant investment expertise and relationships that we rely on to implement our business plan. Although we have entered into non-compete arrangements with all of our executive officers and other key employees, we cannot guarantee that any employees will remain employed with us. If we lose the services of the individuals mentioned above, we may not be able to operate our business as we expect, and our ability to compete could be harmed, which could cause our operating results to suffer.
Our success depends on our ability to attract and retain qualified personnel in a competitive environment.
Our success will require that we attract and retain new investment and administrative personnel in a competitive market. Our ability to attract and retain personnel with the requisite credentials, experience and skills depends on several factors including, but not limited to, our ability to offer competitive wages, benefits and professional growth opportunities. Many of the entities, including investment funds (such as private equity funds, debt funds and mezzanine funds) and traditional financial services companies, with which we compete for experienced personnel have greater resources than we have.
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
We expect that members of our management team will maintain their relationships with intermediaries, private equity fund sponsors, financial institutions, investment bankers, commercial bankers, financial advisors, attorneys, accountants, consultants and other individuals within our network, and we will rely to a significant extent upon these relationships to provide us with potential investment opportunities. If our management team fails to maintain its existing relationships or develop new relationships with sources of investment opportunities, we will not be able to grow our Investment Portfolio. In addition, individuals with whom members of our management team have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.

Our Board of Directors may change our investment objective, operating policies, investment criteria and strategies without prior notice or stockholder approval, the effects of which may be adverse.
Our Board of Directors has the authority, except as otherwise provided in the 1940 Act, to modify or waive our investment objective, current operating policies, investment criteria and strategies without prior notice and without stockholder approval. However, absent stockholder approval, we may not change the nature of our business so as to cease to be regulated or withdraw our election as a BDC. We cannot predict the effect any changes to our investment objective, current operating policies, investment criteria and strategies would have on our business, NAV, operating results and value of our stock. However, the effects might be material and adverse, which could negatively affect our business and impair our ability to pay interest and principal payments to holders of our debt instruments and to make distributions to our stockholders and cause our investors to lose all or part of their investment in us.
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
Our business faces public scrutiny related to environmental, social and governance (“ESG”) activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as environmental stewardship, support for local communities, corporate governance and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. Additionally, new regulatory initiatives related to ESG could adversely affect our business.
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
In addition, certain of our officers and directors may serve as directors on the boards of our portfolio companies. To the extent that litigation arises out of our investments in these companies, our officers and directors may be named as defendants in such litigation, which could result in an expenditure of funds (through our indemnification of such officers and directors) and the diversion of management time and resources.

Economic recessions or downturns could impair our portfolio companies’ performance and certain material defaults by our portfolio companies could harm our operating results.
Many of our portfolio companies are susceptible to economic slowdowns or recessions and could be unable to repay our loans during these periods. Therefore, the number of non-performing assets are likely to increase and the value of our Investment Portfolio is likely to decrease during these periods. Adverse economic conditions could decrease the value of collateral securing any of the loans we make to our portfolio companies and the value of any equity investments we make in our portfolio companies. A severe recession could further decrease the value of such collateral and result in losses of value in our Investment Portfolio and a decrease in our revenues, net income, assets and net worth. Economic slowdowns or recessions could lead to financial losses in our Investment Portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from maintaining or increasing the level of our investments and harm our operating results.
Any deterioration of general economic conditions could lead to significant declines in corporate earnings or loan performance, and the ability of corporate borrowers to service their debt, any of which could trigger a period of global economic slowdown, and have an adverse impact on our performance and financial results, and the value and the liquidity of our investments. In an economic downturn, we could have non-performing assets or an increase in non-performing assets, and we would anticipate that the value of our Investment Portfolio would decrease during these periods. Failure to satisfy financial or operating covenants imposed by lenders, including us, to a portfolio company could lead to defaults and, potentially, acceleration of payments on such loans and foreclosure on the assets representing collateral for the portfolio company’s obligations. Cross default provisions under other agreements could be triggered and thus limit the portfolio company’s ability to satisfy its obligations under any debt that we hold and affect the value of any securities we own. We would expect to incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a portfolio company following or in anticipation of a default.
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
The U.S. has enacted, and subsequently rescinded and/or temporarily suspended, significant tariffs against certain countries, prompting reciprocal tariffs against the U.S. Additionally, the current U.S. presidential administration and the U.S. Congress have directed various federal agencies to further evaluate other key aspects of U.S. trade and economic policies, including changes to domestic fiscal policies aimed at reducing U.S. federal expenditures, and there has been ongoing discussion and commentary regarding further potential significant changes to such tariff, trade and economic policies. These developments, and the perception that further material changes may occur or continue to occur, have contributed to volatility in global financial markets and may have a material adverse effect on global economic conditions. This may significantly reduce global trade, affect the ability of businesses to procure new or extend existing government contracts and have other negative impacts on U.S. businesses. Any of these factors could depress economic activity and may restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.
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
We generally invest in companies whose securities are not publicly traded and whose securities will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. The illiquidity of these investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our Investment Portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. As a result, we do not expect to achieve liquidity in our investments in the near-term. The illiquidity of most of our investments may make it difficult for us to dispose of them at a favorable price and, as a result, we may suffer losses.
We generally will not control our portfolio companies.
We do not, and do not expect to, control the decision making in many of our portfolio companies, even though we may have board representation or board observation rights, and our debt agreements may contain certain restrictive covenants. As a result, we are subject to the risk that a portfolio company in which we invest will make business decisions with which we disagree and the management of such company will take risks or otherwise act in ways that do not serve our interests as debt investors or minority equity holders. Due to the lack of liquidity for our investments in non-traded companies, we may not be able to dispose of our interests in our portfolio companies as readily as we would like or at an appropriate valuation. As a result, a portfolio company may make decisions that would decrease the value of our Investment Portfolio holdings.

Certain material defaults by our portfolio companies could harm our operating results.
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
Any unrealized depreciation that we experience in our Investment Portfolio may be an indication of future realized losses, which could reduce our income and gains available for distribution.
As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in accordance with our Valuation Procedures. Decreases in the market values or fair values of our investments will be recorded as unrealized depreciation. Any unrealized depreciation in our Investment Portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to affected loans or a potential impairment of the value of affected equity investments.
This could result in realized losses in the future and ultimately in reductions of our income and gains available for distribution in future periods.
Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.
We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, we will generally repay debt under our Credit Facilities or reinvest proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our securities.
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
Certain investments that we have made in the past and may make in the future include warrants or other equity securities. Investments in equity securities involve a number of significant risks, including the risk of further dilution as a result of additional issuances, inability to access additional capital and failure to pay current distributions. Investments in preferred securities involve special risks, such as the risk of deferred distributions, credit risk, illiquidity and limited voting rights. In addition, we may from time to time make non-control equity investments in portfolio companies. Our goal is ultimately to realize gains upon our disposition of such equity interests. However, these equity interests may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We often seek puts or similar rights to give us the right to sell our equity securities back to the portfolio company issuer; however, we may be unable to exercise these put rights for the consideration provided in our investment documents if the issuer is in financial distress.
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
Although most of our investments will be U.S. dollar denominated, any investments denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments.

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
We may also borrow from banks and other lenders and may issue debt securities or enter into other types of borrowing arrangements in the future. Lenders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. We have the ability to pledge up to 100% of our assets and can grant a security interest in all of our assets under the terms of any debt instruments we could enter into with lenders. The terms of our existing indebtedness require us to comply with certain financial and operational covenants, and we expect similar covenants in future debt instruments. Failure to comply with such covenants could result in a default under the applicable credit facility or debt instrument if we are unable to obtain a waiver from the applicable lender or holder, and such lender or holder could accelerate repayment under such indebtedness and negatively affect our business, financial condition, results of operations and cash flows. In addition, under the terms of any credit facility or other debt instrument we enter into, in the event of a default, we are likely to be required by the terms of such facility or instrument to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Resources for a discussion regarding our outstanding indebtedness.
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

	Assumed Return on our Investment Portfolio (net of expenses)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding Net Return to Common Stockholder (1)(2)	(23.3)%	(13.8)%	(4.3)%	5.1%	14.6%
___________________________
(1)Assumes, as of December 31, 2025, $5,681.7 million in total assets, $2,468.0 million in debt outstanding, $2,993.9 million in net assets, and a weighted-average interest rate of 5.3%. Actual interest payments may be different.
(2)In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our December 31, 2025 total assets of at least 2.4%.
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

Substantially all of our assets are subject to security interests under our senior securities, and if we default on our obligations under our senior securities, we may suffer adverse consequences, including foreclosure on our assets.
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
We own directly or indirectly 100% of the equity interests in MSCC Funding I, LLC (“MSCC Funding”), a special purpose Structured Subsidiary utilized in our SPV Facility (as defined below). We consolidate the financial statements of MSCC Funding in our consolidated financial statements and treat the indebtedness under the SPV Facility as our leverage. Our interest in MSCC Funding is subordinated in priority of payment to every other obligation of MSCC Funding and is subject to certain payment restrictions set forth in the SPV Facility.
We receive cash from MSCC Funding only to the extent that we receive distributions on our equity interests therein. MSCC Funding can make distributions on its equity interests only to the extent permitted by the payment priority provisions of the SPV Facility. The SPV Facility generally provides that payments on the respective interests cannot be made on any payment date unless all amounts owing to the lenders and other secured parties are paid in full. In addition, if MSCC Funding does not meet the leverage and borrowing base limitations, covenants, reporting and other requirements set forth in the credit agreement governing the SPV Facility, a default could occur. In the event of a default under the SPV Facility credit agreement, cash could be diverted from us to pay the applicable lenders and other secured parties. In the event that we fail to receive cash from MSCC Funding, we could be unable to make distributions to our stockholders in amounts sufficient to maintain our status as a RIC, or at all. We also could be forced to sell investments in portfolio companies at less than their fair value in order to continue making such distributions. We cannot assure you that distributions on the assets held by MSCC Funding will be sufficient to make any distributions to us or that such distributions will meet our expectations.
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
We may invest in derivatives and other assets that are subject to many of the same types of risks related to the use of leverage. Derivative transactions, if any, will generally create leverage for us and involve significant risks. The primary risks related to derivative transactions include counterparty, correlation, liquidity, leverage, volatility, over-the-counter trading, operational and legal risks. In addition, a small investment in derivatives could have a large potential impact on our performance, effecting a form of investment leverage on our Investment Portfolio. In certain types of derivative transactions, we could lose the entire amount of our investment; in other types of derivative transactions the potential loss is theoretically unlimited.
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
RISKS RELATED TO OUR INVESTMENT MANAGEMENT ACTIVITIES
Our executive officers and employees, through the External Investment Manager, manage other investment funds that operate in the same or a related line of business as we do, and may invest in such funds, which may result in significant conflicts of interest.
Our executive officers and employees, through the External Investment Manager, manage other investment funds or assets for other clients that operate in the same or a related line of business as we do, and which funds may be invested in by us and/or our executive officers and employees. Accordingly, they may have obligations to, or pecuniary interests in, such other entities, and the fulfillment of such obligations may not be in the best interests of us or our stockholders and may create conflicts of interest.
We have made, and in the future intend to make, co-investments with other clients advised by the External Investment Manager in accordance with the conditions of an exemptive relief order from the SEC permitting such co-investment transactions. As a consequence, it may be more difficult for us to maintain or increase the size of our Investment Portfolio in the future. Although we will endeavor to allocate investment opportunities in a fair and equitable manner, including in accordance with the conditions set forth in the order issued by the SEC when relying on such order, we may face conflicts in allocating investment opportunities between us and the advisory clients of the External Investment Manager. Because the External Investment Manager may receive performance-based fee compensation from its advisory clients, this may provide the Company and the External Investment Manager an incentive to allocate opportunities to advisory clients instead of us. We and the External Investment Manager have adopted policies and procedures pursuant to the order to manage this conflict and ensure that investment opportunities are allocated in a manner that is fair and equitable considering each investor’s interests, including oversight of the co-investment program by the independent members of our and MSC Income’s boards of directors and their required approval of certain co-investment transactions thereunder, to ensure the equitable distribution of investment opportunities and, as a result, we may be unable to participate in certain investments based upon such policies and procedures.

We, through the External Investment Manager, derive revenues from managing third-party funds pursuant to management agreements that may be terminated.
The External Investment Manager earns management fees based on the assets of the funds or other clients under management and may earn incentive fees, or a carried interest, based on the performance of the funds or accounts managed. The terms of fund investment management agreements generally give the manager of the fund and the fund itself the right to terminate the management agreement in certain circumstances. With respect to funds that are not exempt from regulation under the 1940 Act, each fund’s investment management agreement must be approved annually by (a) such fund’s board of directors or by the vote of a majority of such fund’s stockholders and (b) the majority of the independent members of such fund’s board of directors and, in certain cases, by its stockholders, as required by law. Each fund’s investment management agreement can also be terminated by the majority of such fund’s stockholders. Termination of any such investment management agreements would reduce the fees we earn from the relevant funds or other clients through the External Investment Manager, which could have a material adverse effect on our results of operations.
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
•Preferred stock or any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock, including separate voting rights, and could delay or prevent a transaction or a change in control to the detriment of the holders of our common stock.
•Any unsecured debt issued by us would generally rank (i) pari passu with our current and future unsecured indebtedness and effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, and (ii) structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries.
Additional Common Stock
We are not generally able to issue and sell our common stock at a price below NAV per share. We may, however, sell our common stock, warrants, options or rights to acquire our common stock, at a price below the current NAV per share of the common stock if our Board of Directors determines that such sale is in the best interests of our stockholders, and our stockholders approve such sale. See Risk Factors — Risks Related to Our Securities — Stockholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current NAV per share of our common stock or issue securities to subscribe to, convert to or purchase shares of our common stock. for a discussion related to us issuing shares of our common stock below NAV per share. Our stockholders have authorized us to issue warrants, options or rights to subscribe for, convert to, or purchase shares of our common stock at a price per share below the NAV per share, subject to the applicable requirements of the 1940 Act. There is no expiration date on our ability to issue such warrants, options, rights or convertible securities based on this stockholder approval. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease, and they may experience dilution. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future, on favorable terms or at all.

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
Shares of closed-end investment companies, including BDCs such as us, may trade at a discount to their NAV per share.
Shares of closed-end investment companies, including BDCs such as us, may trade at a discount to NAV per share. This characteristic of closed-end investment companies and BDCs is separate and distinct from the risk that our NAV per share may decline. We cannot predict whether our common stock will trade at, above or below NAV per share. In addition, if our common stock trades below our NAV per share, we will generally not be able to issue additional common stock at the market price unless our stockholders approve such a sale and our Board of Directors makes certain determinations. See Risk Factors — Risks Related to Our Securities — Stockholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current NAV per share of our common stock or issue securities to subscribe to, convert to or purchase shares of our common stock. for a discussion related to us issuing shares of our common stock below NAV per share.
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
•changes in the value of our Investment Portfolio;
•any shortfall in our investment income or net investment income or any increase in losses from levels expected by investors or securities analysts;
•changes to the ratings of our debt securities by rating agencies;
•loss of a major funding source;
•fluctuations in interest rates;
•the operating performance of companies comparable to us;
•departure of our key personnel;
•proposed, or completed, offerings of our securities, including classes other than our common stock;
•global or national credit market changes; and
•general economic trends and other external factors.

We may not be able to pay distributions to our stockholders, our distributions may not grow over time and a portion of distributions paid to our stockholders may be a return of capital.
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
The 1940 Act prohibits us from selling shares of our common stock at a price below the current NAV per share of such stock, with certain exceptions. One such exception is prior stockholder approval of issuances below NAV provided that our Board of Directors makes certain determinations. We did not seek stockholder authorization to sell shares of our common stock below the then current NAV per share of our common stock at our 2025 Annual Meeting of Stockholders, and have not sought such authorization since 2012, because our common stock price per share has generally traded significantly above the NAV per share of our common stock since 2011, except for a brief period during market disruptions related to the COVID-19 pandemic. We may, however, seek such authorization at future annual or special meetings of stockholders. Our stockholders have previously approved a proposal to authorize us to issue securities to subscribe to, convert to, or purchase shares of our common stock in one or more offerings. Any decision to sell shares of our common stock below the then current NAV per share of our common stock or securities to subscribe to, convert to, or purchase shares of our common stock would be subject to the determination by our Board of Directors that such issuance is in our and our stockholders’ best interests.
If we were to sell shares of our common stock below NAV per share, such sales would result in an immediate dilution to the NAV per share. This dilution would occur as a result of the sale of shares at a price below the then current NAV per share of our common stock and a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance. In addition, if we issue securities to subscribe to, convert to or purchase shares of our common stock, the exercise or conversion of such securities would increase the number of outstanding shares of our common stock. Any such exercise would be dilutive on the voting power of existing stockholders and could be dilutive with regard to our dividends and NAV per share, and other economic aspects of our common stock.
Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect cannot be predicted; however, the example below illustrates the effect of dilution to existing stockholders resulting from the sale of common stock at prices below the NAV per share.

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
Our common stockholders’ interest in us will be diluted if we issue additional shares of common stock, which could reduce the overall value of their investment.
Our investors do not have preemptive rights to purchase any shares of common stock we issue in the future. Our articles of amendment and restatement authorize us to issue up to 150,000,000 shares of common stock. Pursuant to our articles of amendment and restatement, a majority of our entire Board of Directors may amend our articles of amendment and restatement from time to time to increase or decrease the aggregate number of authorized shares of stock or the number of authorized shares of stock of any class or series without stockholder approval. Our Board of Directors may elect to sell additional shares in future public offerings or issue equity interests in private offerings. To the extent we issue additional equity interests, our stockholders’ percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, stockholders may also experience dilution in the book value and fair value of their shares of common stock.
Provisions of the Maryland General Corporation Law and our articles of amendment and restatement and bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.
The Maryland General Corporation Law and our articles of amendment and restatement and bylaws contain provisions that may have the effect of discouraging, delaying or making difficult a change in control of our company or the removal of our incumbent directors. The existence of these provisions, among others, may have a negative impact on the price of our common stock and may discourage third-party bids for ownership of our company. These provisions may prevent any premiums being offered to you for our common stock.
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
Our credit ratings may not reflect all risks of an investment in our debt securities.
Our credit ratings are an assessment by third parties of our ability to pay our obligations. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of our debt securities. Our credit ratings, however, may not reflect the potential impact of risks related to market conditions generally or other factors discussed above on the market value of or trading market for the publicly issued debt securities.

Sales of substantial amounts of our common stock in the public market may have an adverse effect on the market price of our common stock.
Sales of substantial amounts of our common stock, or the perception that such sales could occur, could adversely affect the prevailing market prices for our common stock. If these sales occur, it could impair our ability to raise additional capital through the sale of equity securities should we desire to do so. We cannot predict what effect, if any, future sales of securities, or the availability of securities for future sales, will have on the market price of our common stock prevailing from time to time.
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
We will include in income certain amounts that we have not yet received in cash, such as: (i) amortization of original issue discount, which may arise if we receive warrants in connection with the origination of a loan such that ascribing a value to the warrants creates original issue discount in the debt instrument, if we invest in a debt investment at a discount to the par value of the debt security or possibly in other circumstances; (ii) contractual PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term; (iii) contractual preferred dividends, which represents contractual dividends added to the preferred stock and due at the end of the preferred stock term, subject to adequate profitability at the portfolio company; or (iv) amortization of market discount, which is associated with loans purchased in the secondary market at a discount to par value. Such amortization of original issue discounts, increases in loan balances as a result of contractual PIK arrangements, cumulative preferred dividends, or amortization of market discount will be included in income before we receive the corresponding cash payments. We also may be required to include in income certain other amounts before we receive such amounts in cash. Investments structured with these features may represent a higher level of credit risk compared to investments generating income which must be paid in cash on a current basis.

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
We may distribute taxable dividends that are payable in part in our stock. Under certain applicable provisions of the Code and the Treasury regulations, distributions payable by us in cash or in shares of stock (at the stockholders’ election) would satisfy the Annual Distribution Requirement. The IRS has issued guidance providing that a dividend payable in stock or in cash at the election of the stockholders will be treated as a taxable dividend eligible for the dividends paid deduction provided at least 20% of the total distribution is payable in cash and certain other requirements are satisfied. According to this guidance, if too many stockholders elect to receive their distributions in cash, each such stockholder would receive a pro rata share of the total cash to be distributed and would receive the remainder of their distribution in shares of stock. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain to the extent such dividend is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.
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

GENERAL RISK FACTORS
Events outside of our control, including public health crises, supply chain disruptions and inflation, could negatively affect us and our portfolio companies and the results of our operations.
Periods of market volatility could occur in response to pandemics or other events outside of our control. We and the portfolio companies in which we invest in could be affected by force majeure events (i.e., events beyond the control of the party claiming that the event has occurred, such as acts of God, fire, flood, earthquakes, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, terrorism, labor strikes, major plant breakdowns, pipeline or electricity line ruptures, failure of technology, defective design and construction, accidents, demographic changes, government macroeconomic policies, social instability, etc.). Some force majeure events could adversely affect the ability of a party (including us, a portfolio company or a counterparty to either) to perform its obligations until it is able to remedy the force majeure event. In addition, force majeure events, such as the cessation of the operation of equipment for repair or upgrade, could similarly lead to the unavailability of essential equipment and technologies. These risks could, among other effects, adversely impact the cash flows available from a portfolio company, cause personal injury or loss of life, including to an officer, director or a member of our investment team, damage property, or instigate disruptions of service. In addition, the cost to a portfolio company or us of repairing or replacing damaged assets resulting from such force majeure event could be considerable.
It will not be possible to insure against all such events, and insurance proceeds received, if any, could be inadequate to completely or even partially cover any loss of revenues or investments, any increases in operating and maintenance expenses, or any replacements or rehabilitation of property. Certain events causing catastrophic loss could be either uninsurable, or insurable at such high rates as to adversely impact us or our portfolio companies, as applicable. Force majeure events that are incapable of or are too costly to cure could have permanent adverse effects. Certain force majeure events (such as war or an outbreak of an infectious disease) could have a broader negative impact on the world economy and international business activity generally, or in any of the countries in which we invest or our portfolio companies operate specifically. Such force majeure events could result in or coincide with: increased volatility in the global securities, derivatives and currency markets; a decrease in the reliability of market prices and difficulty in valuing assets; greater fluctuations in currency exchange rates; increased risk of default (by both government and private issuers); further social, economic, and political instability; nationalization of private enterprise; greater governmental involvement in the economy or in social factors that impact the economy; less governmental regulation and supervision of the securities markets and market participants and decreased monitoring of the markets by governments or self-regulatory organizations and reduced enforcement of regulations; limitations on the activities of investors in such markets; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital; inability to purchase and sell investments or otherwise settle security or derivative transactions (i.e., a market freeze); unavailability of currency hedging techniques; substantial, and in some periods extremely high, rates of inflation, which can last many years and have substantial negative effects on credit and securities markets as well as the economy as a whole; recessions; and difficulties in obtaining and/or enforcing legal judgments.
Market conditions may materially and adversely affect debt and equity capital markets in the U.S. and abroad, which may have a negative impact on our business and operations.
The success of our activities is affected by general economic and market conditions, including, among others, interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws and trade barriers. These factors could affect the level and volatility of securities prices and the liquidity of our investments. Volatility or illiquidity could impair our profitability or result in losses. These factors also could adversely affect the availability or cost of our leverage, which would result in lower returns.
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
•disease pandemics;
•events arising from local or larger scale political or social matters, including terrorist acts; and
•cyber-attacks, including software viruses, ransomware, malware and phishing and vishing schemes.
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
Recent technological advances in AI pose risks to us and our portfolio companies. We and our portfolio companies could also be exposed to the risks of AI if third-party service providers or any counterparties, whether or not known to us, also use AI in their business activities. We and our portfolio companies may not be in a position to control the use of AI technology in third-party products or services.
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
Independent of its context of use, AI technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that AI technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error—potentially materially so—and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of AI technology. To the extent that we or our portfolio companies are exposed to the risks of AI use, any such inaccuracies or errors could have adverse impacts on us or our investments.
AI technology and its applications, including in the private investment and financial sectors, continue to develop rapidly, and it is impossible to predict the future risks that may arise from such developments.

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
The Company maintains, and routinely reviews and evaluates its information technology (“IT”) and cybersecurity policies, practices and procedures (our “Cybersecurity Program”), which includes processes for assessing, identifying and managing material risks from cybersecurity threats. The Cybersecurity Program has various policies and procedures including a Cyber Incident Response Plan as part of the Company’s Crisis Management Plan. Our Cybersecurity Program is administered by our Head of IT and Cybersecurity, who is managed on a day-to-day basis by our General Counsel and overseen by our IT Steering Committee consisting of our Chief Executive Officer, our Chief Operating Officer and our General Counsel. Our General Counsel also serves as the crisis response team leader in connection with any material cybersecurity incident under the Cyber Incident Response Plan, with our Chief Operating Officer and our Head of IT and Cybersecurity also included on the crisis response team. We also utilize the services of IT and cybersecurity advisers, consultants and experts in the evaluation and periodic testing of our IT and cybersecurity systems, to recommend improvements to our Cybersecurity Program and in connection with any cybersecurity incident. Our Head of IT and Cybersecurity has over 11 years of experience advising on and managing risks from cybersecurity threats as well as developing and implementing cybersecurity systems, policies and procedures. Our General Counsel has served in his oversight function as General Counsel for over 17 years and previously as our Chief Compliance Officer for over 12 years, during which time he has gained expertise in assessing and managing risk applicable to the Company. Similarly, each of our Chief Executive Officer and our Chief Operating Officer have served in various executive management roles at the Company and, in the case of our Chief Operating Officer, other publicly traded organizations, involving extensive oversight and management of risks, including cybersecurity related risks, for over 21 years.
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
Our Board of Directors as a whole has responsibility for the Company’s risk oversight, with reviews of certain areas being conducted by the relevant Board committees that report on their deliberations to the full Board of Directors. The oversight responsibility of the Board of Directors and its committees is enabled by management reporting processes that are designed to provide visibility to the Board of Directors about the identification, assessment and management of critical risks and management’s risk mitigation strategies.
Oversight of risks relating to IT and cybersecurity has been delegated by our Board of Directors to its Audit Committee. The Audit Committee includes members of the Board of Directors who, in addition to each being designated as an “audit committee financial expert,” possess backgrounds and experience which we believe enable them to provide effective oversight of our IT and cybersecurity risks. Our management routinely reports to the Audit Committee on the status of the Company’s Cybersecurity Program and material risks from cybersecurity threats at the Audit Committee’s quarterly meetings. Such reports generally detail any testing, observations or developments concerning the Cybersecurity Program that occurred during the prior quarter. The results of periodic testing related to the Cybersecurity Program are also described in the Chief Compliance Officer’s annual report to the Board of Directors, provided pursuant to Rule 38a-1 under the 1940 Act. The crisis response team leader also collaborates with the Audit Committee chair to ensure that the Board of Directors is apprised of any material cybersecurity incident.
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
For the periods indicated, the NAV per share of our common stock, the range of high and low closing sales prices of our common stock as reported on the NYSE and the high and low closing sales prices as a percentage of the NAV per share of our common stock are as follows:

		Price Range		Premium of High Sales Price to	Premium of Low Sales Price to
	NAV(1)	High	Low	NAV(2)	NAV(2)
Year ending December 31, 2026
First Quarter (through February 25, 2026)	*	$64.60	$56.78	*	*
Year ended December 31, 2025
Fourth Quarter	$33.33	$63.97	$55.10	92%	65%
Third Quarter	32.78	67.54	59.28	106%	81%
Second Quarter	32.30	59.32	49.15	84%	52%
First Quarter	32.03	63.10	54.71	97%	71%
Year ended December 31, 2024
Fourth Quarter	$31.65	$58.58	$49.95	85%	58%
Third Quarter	30.57	52.25	47.05	71%	54%
Second Quarter	29.80	50.88	46.68	71%	57%
First Quarter	29.54	47.31	43.45	60%	47%
___________________________
*NAV has not yet been determined for the first quarter of 2026.
(1)NAV is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low closing sales prices. The NAVs shown are based on outstanding shares at the end of each period.
(2)Calculated for each quarter as (i) NAV subtracted from the respective high or low share price divided by (ii) NAV.
On February 25, 2026, the closing sales price of our common stock on the NYSE was $58.96 per share, and there were 409 holders of record of our common stock which did not include stockholders for whom shares are held in “nominee” or “street name.” The NAV per share of our common stock on December 31, 2025 (the last date prior to the date of this Annual Report on Form 10-K on which we determined our NAV per share) was $33.33, and the premium of the February 25, 2026 closing sales price of our common stock was 77% to this NAV per share.
Shares of BDCs may trade at a market price that is less than the value of the net assets attributable to those shares. The possibility that our shares of common stock will trade at a discount from NAV per share or at premiums that are unsustainable over the long term are separate and distinct from the risk that our NAV per share will decrease. It is not possible to predict whether our common stock will trade at, above, or below NAV per share. Since our initial public offering in October 2007, our shares of common stock have traded at prices both less than and exceeding our NAV per share.
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
SALES OF UNREGISTERED SECURITIES
During the year ended December 31, 2025, we issued a total of 635,901 shares of our common stock under the DRIP. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of our common stock issued under the DRIP during 2025 was $37.9 million.
PURCHASES OF EQUITY SECURITIES
Upon vesting of restricted stock awarded pursuant to our employee equity compensation plan, shares may be withheld to meet applicable tax withholding requirements. Any withheld shares are treated as common stock purchases by the Company in our consolidated financial statements as they reduce the number of shares received by employees upon vesting (see “Purchase of vested stock for employee payroll tax withholding” in the Consolidated Statements of Changes in Net Assets included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K for share amounts withheld).

STOCK PERFORMANCE GRAPH
The following graph compares the stockholder return on our common stock from October 5, 2007 to December 31, 2025 with the S&P 500 Index, the Russell 2000 Index, the KBW Nasdaq Regional Banking Index and the S&P BDC Index. This comparison assumes $100.00 was invested on October 5, 2007 (the date our common stock began to trade in connection with our initial public offering) in our common stock and in the comparison groups and assumes the reinvestment of all dividends prior to any tax effect. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.
COMPARISON OF STOCKHOLDER RETURN(1)
Among Main Street Capital Corporation, the S&P 500 Index, the Russell 2000 Index, the KBW Nasdaq
Regional Banking Index(2) and the S&P BDC Index(3)
(For the Period October 5, 2007 to December 31, 2025)

TOTAL RETURN PERFORMANCE SINCE MAIN IPO

$2400
$2000
$1600
$1200
$800
$400
$0
2008 2008 2009 2009 2010 2010 2011 2011 2012 2012 2013 2013 2014 2014 2015 2015 2016 2016 2017 2017 2018 2018 2019 2019 2020 2020 2021 2021 2022 2022 2023 2023 2024 2024 2025 2025 2026
MAIN (1729.68%)(1)
S&P 500 (525.02%)
Russell 2000 (277.64%)
KBW Nasdaq Regional Banking Index (33.09%)(2)
S&P BDC Index (-54.65%)(3)

___________________________
(1)Total return includes reinvestment of dividends through December 31, 2025, assuming reinvestment of dividends on dates paid.
(2)The KBW Nasdaq Regional Banking Index is a modified market capitalization weighted index designed to track the performance of U.S. regional banks or thrifts that are publicly traded in the U.S.
(3)The S&P BDC Index measures the performance of BDCs that trade on major U.S. exchanges; constituents are float-adjusted market capitalization (FMC) weighted, subject to a single constituent weight cap of 10%.

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
INVESTMENT PORTFOLIO SUMMARY
A summary of our LMM and Private Loan portfolio investments as of December 31, 2025 and 2024 is as follows (this information excludes Middle Market portfolio investments, Other Portfolio investments and the External Investment Manager, which are discussed further below):

	December 31, 2025
	LMM (a)	Private Loan

	(dollars in millions)
Number of portfolio companies	92	86
Fair value	$3,057.0	$1,988.4
Cost	$2,419.3	$2,014.1
Debt investments as a % of portfolio (at cost)	71.2%	93.5%
Equity investments as a % of portfolio (at cost)	28.8%	6.5%
% of debt investments at cost secured by first priority lien	99.4%	99.9%
Weighted-average annual effective yield (b)	12.5%	10.5%
Average EBITDA (c)	$11.1	$33.9
___________________________
(a)As of December 31, 2025, we had equity ownership in all of our LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was 37%.
(b)The weighted-average annual effective yields were computed using the effective interest rates for all debt investments as of December 31, 2025, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt investments and any debt investments on non-accrual status, and are weighted based upon the principal amount of each applicable debt investment as of December 31, 2025. The weighted-average annual effective yield on our debt portfolio as of December 31, 2025, including debt investments on non-accrual status, was 12.0% for our LMM portfolio investments and 10.1% for our Private Loan portfolio investments. The weighted-average annual effective yield is not reflective of what an investor in shares of our common stock will realize on its investment because it does not reflect changes in the market value of our stock, our utilization of debt capital in our capital structure, our expenses or any sales load paid by an investor.
(c)The average EBITDA is calculated using a simple average for LMM portfolio companies and a weighted-average for Private Loan portfolio companies. These calculations exclude certain portfolio companies, including five LMM portfolio companies and six Private Loan portfolio companies, as EBITDA is not a meaningful valuation metric for our investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate and those portfolio companies whose primary operations have ceased and only residual value remains.

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
(b)The weighted-average annual effective yields were computed using the effective interest rates for all debt investments as of December 31, 2024, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt investments and any debt investments on non-accrual status, and are weighted based upon the principal amount of each applicable debt investment as of December 31, 2024. The weighted-average annual effective yield on our debt portfolio as of December 31, 2024, including debt investments on non-accrual status, was 12.3% for our LMM portfolio investments and 11.5% for our Private Loan portfolio investments. The weighted-average annual effective yield is not reflective of what an investor in shares of our common stock will realize on its investment because it does not reflect changes in the market value of our stock, our utilization of debt capital in our capital structure, our expenses or any sales load paid by an investor.
(c)The average EBITDA is calculated using a simple average for LMM portfolio companies and a weighted-average for Private Loan portfolio companies. These calculations exclude certain portfolio companies, including five LMM portfolio companies and five Private Loan portfolio companies, as EBITDA is not a meaningful valuation metric for our investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate and those portfolio companies whose primary operations have ceased and only residual value remains.
For the years ended December 31, 2025 and 2024, we achieved a total return on investments of 16.4% and 17.9%, respectively. Total return on investments equals the total interest, dividend and fee income plus realized and unrealized changes in the fair value of the Investment Portfolio divided by the average quarterly Investment Portfolio balance at cost, in each case for the specified period. Our total return on investments is not reflective of what an investor in shares of our common stock will realize on its investment because it does not reflect changes in the market value of our stock, our utilization of debt capital in our capital structure, our expenses or any sales load paid by an investor.
As of December 31, 2025, we had Other Portfolio investments in 33 entities, spread across 13 investment managers, collectively totaling $134.1 million in fair value and $141.6 million in cost basis, which comprised 2.4% and 3.0% of our Investment Portfolio at fair value and cost, respectively. As of December 31, 2024, we had Other Portfolio investments in 31 entities, spread across 12 investment managers, collectively totaling $124.1 million in fair value and $122.5 million in cost basis, which comprised 2.5% and 2.9% of our Investment Portfolio at fair value and cost, respectively.
As of December 31, 2025, we had Middle Market portfolio investments in 11 portfolio companies, collectively totaling $83.5 million in fair value and $120.1 million in cost basis, which comprised 1.5% and 2.5% of our Investment Portfolio at fair value and cost, respectively. As of December 31, 2024, we had Middle Market portfolio investments in 15 portfolio companies, collectively totaling $155.3 million in fair value and $195.0 million in cost basis, which comprised 3.1% and 4.6% of our Investment Portfolio at fair value and cost, respectively.
As previously discussed in Item 1. Business — Overview of Our Business of this Annual Report on Form 10-K, we hold an investment in the External Investment Manager, a wholly-owned subsidiary that is treated as a portfolio investment. As of December 31, 2025, this investment had a fair value of $255.0 million and a cost basis of $29.5 million, which comprised 4.6% and 0.6% of our Investment Portfolio at fair value and cost, respectively. As of December 31, 2024, this investment had a fair value of $246.0 million and a cost basis of $29.5 million, which comprised 5.0% and 0.7% of our Investment Portfolio at fair value and cost, respectively.

CRITICAL ACCOUNTING POLICIES
The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and contingent assets and liabilities as of the date of the financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. Critical accounting policies are those that require management to make subjective or complex judgments about the effect of matters that are inherently uncertain and may change in subsequent periods. Changes that may be required in the underlying assumptions or estimates in these areas could have a material impact on our current and future financial condition and results of operations.
Management has discussed the development and selection of each critical accounting policy and estimate with the Audit Committee of the Board of Directors. Our critical accounting policies and estimates include the Investment Portfolio Valuation and Revenue Recognition policies described below. Our significant accounting policies are described in greater detail in Note B — Summary of Significant Accounting Policies in the notes to the consolidated financial statements included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
Investment Portfolio Valuation
The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our Investment Portfolio and the related amounts of unrealized appreciation and depreciation. We consider this determination to be a critical accounting estimate, given the significant judgments and subjective measurements required. As of December 31, 2025 and 2024, our Investment Portfolio valued at fair value represented 97% and 96%, respectively, of our total assets. We are required to report our investments at fair value. We follow the provisions of ASC 820. ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact. See Note B.1. — Summary of Significant Accounting Policies — Valuation of the Investment Portfolio in the notes to the consolidated financial statements included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K for a detailed discussion of our Valuation Procedures.
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
Rule 2a-5 under the 1940 Act permits a BDC’s board of directors to designate its executive officers or investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board. Our Board of Directors has approved our Valuation Procedures and has designated the Valuation Committee to serve as the Board of Directors’ valuation designee. We believe our Investment Portfolio as of December 31, 2025 and 2024 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.
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
Payment-in-Kind (“PIK”) Interest and Cumulative Dividends
We hold certain debt and preferred equity instruments in our Investment Portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (see Note B.10. — Summary of Significant Accounting Policies — Income Taxes in the notes to the consolidated financial statements included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though we may not have collected the PIK interest and cumulative dividends in cash. We stop accruing PIK interest and cumulative dividends and write off any accrued and uncollected interest and dividends in arrears when we determine that such PIK interest and dividends in arrears are no longer collectible. For the years ended December 31, 2025, 2024 and 2023 (i) 2.8%, 4.2% and 2.2%, respectively, of our total investment income was attributable to PIK interest income not paid currently in cash and (ii) 0.7%, 0.5% and 0.3%, respectively, of our total investment income was attributable to cumulative dividend income not paid currently in cash.
INVESTMENT PORTFOLIO COMPOSITION
A summary of the composition of our total combined LMM, Private Loan and Middle Market portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM, Private Loan and Middle Market portfolio investments as of December 31, 2025 and 2024 is as follows (this information excludes Other Portfolio investments and the External Investment Manager, which are discussed above):

Cost:	December 31, 2025	December 31, 2024
First lien debt	80.9%	82.9%
Equity	18.6	16.4
Second lien debt	0.1	0.2
Equity warrants	0.2	0.3
Other	0.2	0.2
	100.0%	100.0%

Fair Value:	December 31, 2025	December 31, 2024
First lien debt	69.8%	71.4%
Equity	29.4	27.8
Second lien debt	—	0.2
Equity warrants	0.6	0.4
Other	0.2	0.2
	100.0%	100.0%
Our LMM, Private Loan and Middle Market portfolio investments carry a number of risks, including: (1) investing in companies which may have limited operating histories and financial resources; (2) holding investments that generally are not publicly traded and which may be subject to legal and other restrictions on resale; and (3) other risks common to investing in below investment-grade debt and equity investments in our Investment Portfolio. See Item 1A. Risk Factors — Risks Related to Our Investments for a more complete discussion of the risks included with investing in our Investment Portfolio.

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
As of December 31, 2025, investments on non-accrual status comprised 1.0% of our total Investment Portfolio at fair value and 3.3% at cost. As of December 31, 2024, investments on non-accrual status comprised 0.9% of our total Investment Portfolio at fair value and 3.5% at cost.
The operating results of our portfolio companies are impacted by changes in the broader fundamentals of the U.S. economy. In periods during which the U.S. economy contracts, it is likely that the financial results of small to mid-sized companies, like those in which we invest, could experience deterioration or limited growth from current levels, which could ultimately lead to difficulty in meeting their debt service requirements, to an increase in defaults on our debt investments or in realized losses on our investments and to difficulty in maintaining historical dividend payment rates and unrealized appreciation on our equity investments. Consequently, we can provide no assurance that the performance of certain portfolio companies will not be negatively impacted by future economic cycles or other conditions, which could also have a negative impact on our future results.

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
Set forth below is a comparison of the results of operations and a reconciliation of net investment income to distributable net investment income and to distributable net investment income before taxes, for the years ended December 31, 2025 and 2024. The comparison of, and changes between, the fiscal years ended December 31, 2024 and 2023 can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which is incorporated herein by reference. All prior period net investment income, net investment income per share, distributable net investment income and distributable net investment income per share amounts presented in this section have been retrospectively adjusted to conform to the current presentation. See Note A.3. — Organization and Basis of Presentation — Revisions to the Presentation of Previously Issued Financial Statements in the notes to the consolidated financial statements included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K for additional details on these adjustments.
Comparison of the years ended December 31, 2025 and 2024

	Year Ended December 31,		Net Change
	2025	2024	Amount	%

	(dollars in thousands)
Total investment income	$566,391	$541,026	$25,365	5%
Total expenses	(199,650)	(185,967)	(13,683)	7%
Net investment income before taxes	366,741	355,059	11,682	3%
Excise tax expense	(4,051)	(5,851)	1,800	(31)%
Federal and state income and other tax expenses	(9,972)	(7,807)	(2,165)	28%
Net investment income	352,718	341,401	11,317	3%
Net realized gain	54,579	45,998	8,581	NM
Net unrealized appreciation	98,879	137,656	(38,777)	NM
Income tax provision on net realized gain and net unrealized appreciation	(12,778)	(16,975)	4,197	NM
Net increase in net assets resulting from operations	$493,398	$508,080	$(14,682)	(3)%

	Year Ended December 31,		Net Change
	2025	2024	Amount	%

	(dollars in thousands, except per share amounts)
Net investment income	$352,718	$341,401	$11,317	3%
Share‑based compensation expense	21,440	18,793	2,647	14%
Deferred compensation expense	1,840	1,117	723	NM
Distributable net investment income (a)	$375,998	$361,311	$14,687	4%
Excise tax expense	4,051	5,851	(1,800)	(31)%
Federal and state income and other tax expenses	9,972	7,807	2,165	28%
Distributable net investment income before taxes (b)	$390,021	$374,969	$15,052	4%
Net investment income per share—Basic and diluted	$3.95	$3.93	$0.02	1%
Distributable net investment income per share—Basic and diluted (a)	$4.21	$4.16	$0.05	1%
Distributable net investment income before taxes per share—Basic and diluted (b)	$4.36	$4.32	$0.04	1%
___________________________
NM — Net Change % not meaningful
(a)Distributable net investment income is net investment income as determined in accordance with U.S. GAAP, excluding the impact of share-based compensation expense and deferred compensation expense or benefit. We believe presenting distributable net investment income and the related per share amounts is useful and appropriate supplemental disclosure for analyzing our financial performance since (i) share-based compensation does not require settlement in cash and (ii) deferred compensation expense or benefit does not result in a net cash impact to Main Street upon settlement. However, distributable net investment income is a non-U.S. GAAP measure and should not be considered as a replacement for net investment income or other earnings measures presented in accordance with U.S. GAAP and should be reviewed only in connection with such U.S. GAAP measures in analyzing our financial performance. A reconciliation of net investment income in accordance with U.S. GAAP to distributable net investment income is detailed in the table above.

(b)Distributable net investment income before taxes is net investment income as determined in accordance with U.S. GAAP, excluding the impact of share-based compensation expense, deferred compensation expense or benefit and any tax expenses included in net investment income. We believe presenting distributable net investment income before taxes and the related per share amounts is useful and appropriate supplemental disclosure for analyzing our financial performance since (i) share-based compensation does not require settlement in cash, (ii) deferred compensation expense or benefit does not result in a net cash impact to Main Street upon settlement and (iii) tax expenses included in net investment income may include (a) excise tax expense, which is not solely attributable to net investment income, and (b) deferred taxes, which are not payable in the current period. However, distributable net investment income before taxes is a non-U.S. GAAP measure and should not be considered as a replacement for net investment income, net investment income before taxes or other earnings measures presented in accordance with U.S. GAAP and should be reviewed only in connection with such U.S. GAAP measures in analyzing our financial performance. A reconciliation of net investment income in accordance with U.S. GAAP to distributable net investment income before taxes is detailed in the table above.
Investment Income
Total investment income for the year ended December 31, 2025 was $566.4 million, a 5% increase from the $541.0 million for the prior year. A summary of the changes in the comparable period activity is as follows:

	Year Ended December 31,		Net Change
	2025	2024	Amount	%

	(dollars in thousands)
Interest income	$404,919	$420,651	$(15,732)	(4)%	(a)
Dividend income	141,032	97,231	43,801	45%	(b)
Fee income	20,440	23,144	(2,704)	(12)%	(c)
Total investment income	$566,391	$541,026	$25,365	5%	(d)
___________________________
(a)The decrease in interest income was primarily attributable to (i) a larger negative impact from investments on non-accrual status and (ii) a decrease in interest rates, primarily resulting from decreases in benchmark index interest rates on floating rate debt investments and other decreases in interest rates on existing debt investments, partially offset by higher average levels of income producing Investment Portfolio debt investments.
(b)The increase in dividend income was primarily a result of dividend income increases of (i) $42.1 million from our LMM portfolio companies and (ii) $2.4 million from our Private Loan portfolio companies, partially offset by a decrease of $0.5 million in dividend income from our Middle Market portfolio companies.
(c)The decrease in fee income was primarily related to a decrease in fee income of $3.8 million from lower exit, prepayment and amendment activity, partially offset by an increase in fee income of $1.1 million from increased investment activity.
(d)The increase in total investment income includes a net increase of $3.9 million in certain income considered less consistent or non-recurring, including increases of (i) $7.0 million in such dividend income and (ii) $0.9 million in such interest income from accelerated prepayment, repricing and other activity related to certain Investment Portfolio debt investments, partially offset by a $4.0 million decrease in such fee income.

Expenses
Total expenses for the year ended December 31, 2025 were $199.7 million, a 7% increase from the $186.0 million in the prior year. A summary of the changes in the comparable period activity is as follows:

	Year Ended December 31,		Net Change
	2025	2024	Amount	%

	(dollars in thousands)
Cash compensation	$50,204	$46,369	$3,835	8%	(a)
Deferred compensation expense	1,840	1,117	723	NM
Compensation	52,044	47,486	4,558	10%
General and administrative	21,701	19,347	2,354	12%	(b)
Interest	127,998	123,429	4,569	4%	(c)
Share-based compensation	21,440	18,793	2,647	14%	(d)
Gross expenses	223,183	209,055	14,128	7%
Expenses allocated to the External Investment Manager	(23,533)	(23,088)	(445)	2%
Total expenses	$199,650	$185,967	$13,683	7%
___________________________
NM — Net Change % not meaningful
(a)The increase in cash compensation was primarily attributable to increases in (i) incentive compensation accruals, (ii) headcount to support our growing Investment Portfolio and asset management activities and (iii) base compensation rates.
(b)The increase in general and administrative expense was primarily attributable to increased expenses related to (i) business development activities and (ii) professional fees.
(c)The increase in interest expense was primarily related to increases in our (i) average borrowings outstanding used to fund a portion of the growth of our Investment Portfolio and (ii) weighted-average interest rate on our unsecured debt obligations resulting from the issuance of the March 2029 Notes, the June 2027 Notes and the August 2028 Notes and the repayment at maturity of the May 2024 Notes and early repayment of the December 2025 Notes (each as defined in the Liquidity and Capital Resources section below), partially offset by a decreased weighted-average interest rate on our Credit Facilities due to decreases in benchmark index interest rates and decreases to the applicable margin rates resulting from the amendments of our Credit Facilities in April 2025.
(d)The increase in share-based compensation expense was primarily attributable to incentive compensation awards issued in April 2025.
Net Investment Income
Net investment income for the year ended December 31, 2025 increased 3% to $352.7 million, or $3.95 per share, compared to $341.4 million, or $3.93 per share, in 2024. The increase in net investment income is the result of the total investment income increase, partially offset by an increase in total expenses, each as discussed above. The increase in net investment income per share reflects the increase in net investment income after the impact of the increase in weighted-average shares outstanding for the year ended December 31, 2025, primarily due to shares issued through our (i) at-the-market offering program (the “ATM Program”), (ii) equity incentive plans and (iii) DRIP, in each case since the beginning of the prior year. The increase in net investment income on a per share basis also includes a $0.03 per share increase from items considered less consistent or non-recurring in nature, including a $0.04 per share increase in investment income, partially offset by a $0.01 per share increase in deferred compensation expense.

Distributable Net Investment Income
Distributable net investment income for the year ended December 31, 2025 increased 4% to $376.0 million, or $4.21 per share, compared to $361.3 million, or $4.16 per share, in 2024. The increase in distributable net investment income was primarily due to increases in (i) net investment income as discussed above and (ii) share-based compensation expense. The increase in distributable net investment income per share reflects the increase in distributable net investment income after the impact of the increase in weighted-average shares outstanding for the year ended December 31, 2025, as discussed above. The increase in distributable net investment income on a per share basis includes a $0.04 per share increase in investment income considered less consistent or non-recurring in nature.
Net Realized Gain
A summary of the primary components of the total net realized gain on investments of $54.6 million for the year ended December 31, 2025 is as follows:

	Year Ended December 31, 2025
	Full Exits		Partial Exits		Restructures		Other (a)	Total
	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	Net Gain/(Loss)

	(dollars in thousands)
LMM portfolio	$75,259	5	$777	2	$—	—	$972	$77,008
Private Loan portfolio	44,433	6	(163)	2	(54,998)	6	(369)	(11,097)
Middle Market portfolio	(16,264)	1	(1,156)	2	(3,442)	1	835	(20,027)
Other Portfolio	—	—	7,858	2	—	—	1,062	8,920
Short-term portfolio	—	—	—	—	—	—	(225)	(225)
Total net realized gain (loss)	$103,428	12	$7,316	8	$(58,440)	7	$2,275	$54,579
___________________________
(a)Other activity includes realized gains and losses from transactions involving 30 portfolio companies which are not considered to be significant individually or in the aggregate.
A summary of the primary components of the total net realized gain on investments of $46.0 million for the year ended December 31, 2024 is as follows:

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

Net Unrealized Appreciation
A summary of the total net unrealized appreciation of $98.9 million for the year ended December 31, 2025 is as follows:

	Year Ended December 31, 2025
	LMM (a)	Private Loan	Middle Market	Other		Total

	(in thousands)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains / income) losses recognized during the current period	$(79,465)	$5,189	$20,696	$(8,920)		$(62,500)
Net unrealized appreciation (depreciation) relating to portfolio investments	152,118	16,119	(17,600)	10,742	(b)	161,379
Total net unrealized appreciation relating to portfolio investments	$72,653	$21,308	$3,096	$1,822		$98,879
___________________________
(a)Includes unrealized appreciation on 54 LMM portfolio investments and unrealized depreciation on 29 LMM portfolio investments.
(b)Includes $9.0 million of unrealized appreciation relating to the External Investment Manager.
A summary of the total net unrealized appreciation of $137.7 million for the year ended December 31, 2024 is as follows:

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
(b)Includes (i) $71.9 million of unrealized appreciation relating to the External Investment Manager, (ii) $4.4 million of net unrealized appreciation relating to the Other Portfolio and (iii) $1.1 million of net unrealized appreciation relating to the assets of the Deferred Compensation Plan (as defined below).
Income Taxes
Main Street’s income taxes include excise tax expense at MSCC and federal and state income and other tax expenses at the Taxable Subsidiaries. MSCC has elected to be treated for U.S. federal income tax purposes as a RIC. MSCC’s taxable income includes the taxable income generated by MSCC and certain of its subsidiaries, including the Funds and Structured Subsidiaries, which are treated as disregarded entities for tax purposes. As a result of its investment activities and dividend policy and activities, MSCC incurs federal excise tax on its estimated undistributed taxable income. The Taxable Subsidiaries incur federal and state income and other taxes related to net investment income resulting from the Taxable Subsidiaries’ investment activities. The excise tax expense decrease for the year ended December 31, 2025 when compared to the prior year is due to a reduction in our estimated undistributed taxable income at MSCC, which is taxed at a 4% rate. The net investment income related federal and state income and other tax expenses increase for the year ended December 31, 2025 when compared to the prior year is due to increases in taxable net investment income at the Taxable Subsidiaries.

The Taxable Subsidiaries also incur taxes on realized gains (losses) and unrealized appreciation (depreciation). These taxes will change over time due to changes in the valuations of portfolio investments and realized gains and losses, in each case, on our investments owned by the Taxable Subsidiaries.
Net Increase in Net Assets Resulting from Operations
The net increase in net assets resulting from operations for the year ended December 31, 2025 was $493.4 million, or $5.52 per share, compared to $508.1 million, or $5.85 per share, for the year ended December 31, 2024. The tables above provide a summary of the reasons for the change in net increase in net assets resulting from operations for the year ended December 31, 2025 as compared to the year ended December 31, 2024.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
For the year ended December 31, 2025, we realized a net decrease in cash and cash equivalents of $36.3 million, which is the net result of $45.7 million of cash used in our operating activities and $9.4 million of cash provided by our financing activities.
The $45.7 million of cash used in our operating activities resulted primarily from (i) cash uses totaling $1.429 billion for the funding of new and follow-on portfolio investments and (ii) $2.7 million in net cash uses related to other assets and liabilities, partially offset by (i) cash proceeds totaling $1.036 billion from the sales and repayments of debt investments and sales of and return of capital from equity investments and (ii) cash flows that we generated from the operating profits earned totaling $351.7 million, which is our distributable net investment income, excluding the non-cash effects of net investment income related deferred taxes, the accretion of unearned income, PIK interest income, cumulative dividends and the amortization expense for deferred financing costs.
The $9.4 million of cash provided by our financing activities principally consisted of (i) $350.0 million in cash proceeds from the issuance of the August 2028 Notes (as defined below), (ii) $134.0 million in net borrowings from our Credit Facilities and (ii) $31.7 million in net cash proceeds from equity offerings from our ATM Program, partially offset by (i) $339.3 million in dividends paid to our stockholders, (ii) $150.0 million on the repayment of December 2025 Notes (as defined below), (iii) $10.3 million in purchases of vested stock for employee payroll tax withholdings and (iv) $6.7 million for the payment of deferred financing costs.
For the year ended December 31, 2024, we realized a net increase in cash and cash equivalents of $18.2 million, which is the net result of $87.1 million of cash used in our operating activities and $105.3 million of cash provided by our financing activities.
The $87.1 million of cash used in our operating activities resulted primarily from cash uses totaling $1.576 billion for the funding of new and follow-on portfolio investments, partially offset by (i) cash proceeds totaling $1.157 billion from the sales and repayments of debt investments and sales of and return of capital from equity investments, (ii) cash flows that we generated from the operating profits earned totaling $332.8 million, which is our distributable net investment income, excluding the non-cash effects of the accretion of unearned income, PIK interest income, cumulative dividends and the amortization expense for deferred financing costs and (iii) $8.5 million in cash proceeds related to other assets and liabilities.
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
Capital Resources
As of December 31, 2025, we had $42.0 million in cash and cash equivalents and $1.223 billion of unused capacity under our Credit Facilities, which we maintain to support our investment and operating activities. As of December 31, 2025, our NAV totaled $3.0 billion, or $33.33 per share.

As of December 31, 2025, we had $432.0 million outstanding and $709.1 million of undrawn commitments under our floating rate multi-year revolving credit facility (the “Corporate Facility”), and we, through MSCC Funding, had $86.0 million outstanding and $514.0 million of undrawn commitments under our special purpose vehicle revolving credit facility (the “SPV Facility” and, together with the Corporate Facility, the “Credit Facilities”), both of which approximated fair value. Availability under our Credit Facilities is subject to certain leverage and borrowing base limitations, covenants, reporting and other requirements customary for similar credit facilities.
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
For further information on our Credit Facilities, including key terms and financial covenants, refer to Note E — Debt in the notes to the consolidated financial statements included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
In January 2021, we issued $300.0 million in aggregate principal amount of 3.00% unsecured notes due July 14, 2026 (the “July 2026 Notes”). In October 2021, we issued an additional $200.0 million in aggregate principal amount of the July 2026 Notes. The outstanding aggregate principal amount of the July 2026 Notes was $500.0 million as of both December 31, 2025 and 2024.
In June 2024, we issued $300.0 million in aggregate principal amount of 6.50% unsecured notes due June 4, 2027 (the “June 2027 Notes”). In September 2024, we issued an additional $100.0 million in aggregate principal amount of the June 2027 Notes at a public offering price of 102.134% resulting in a yield-to-maturity of 5.617% on such issuance. The June 2027 Notes issued in September 2024 have identical terms as, and are a part of a single series with, the June 2027 Notes issued in June 2024. The outstanding aggregate principal amount of the June 2027 Notes was $400.0 million and bear interest at a rate of 6.50% per year with a yield-to-maturity of approximately 6.34% as of both December 31, 2025 and 2024.
In August 2025, we issued $350.0 million in aggregate principal amount of 5.40% unsecured notes due August 15, 2028 (the “August 2028 Notes”). The outstanding aggregate principal amount of the August 2028 Notes was $350.0 million as of December 31, 2025.
In January 2024, we issued $350.0 million in aggregate principal amount of 6.95% unsecured notes due March 1, 2029 (the “March 2029 Notes”). The outstanding aggregate principal amount of the March 2029 Notes was $350.0 million as of both December 31, 2025 and 2024.
Through the Funds, we have the ability to issue SBIC debentures guaranteed by the SBA at favorable interest rates and favorable terms and conditions. Under existing SBIC regulations, SBA-approved SBICs under common control have the ability to issue debentures guaranteed by the SBA up to a regulatory maximum amount of $350.0 million. Under existing SBA-approved commitments, we, through the Funds, had $350.0 million of outstanding SBIC debentures guaranteed by the SBA as of December 31, 2025, which bear a weighted-average annual fixed interest rate of 3.3%, paid semiannually, and mature ten years from issuance. The first maturity related to our SBIC debentures occurs in March 2027, and the weighted-average remaining duration is 4.6 years as of December 31, 2025. Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semiannually. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. We expect to maintain SBIC debentures under the SBIC program in the future, subject to periodic repayments and borrowings, in an amount up to the regulatory maximum amount for affiliated SBIC funds.
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
We maintain the ATM Program with certain selling agents through which we can sell shares of our common stock by means of at-the-market offerings from time to time. During the year ended December 31, 2025, we sold 540,423 shares of our common stock at a weighted-average price of $59.01 per share and raised $31.9 million of gross proceeds under the ATM Program. Net proceeds were $31.3 million after commissions to the selling agents on shares sold and offering costs. As of December 31, 2025, sales transactions representing 3,152 shares had not settled and thus were not issued and not included in shares issued and outstanding on the face of the Consolidated Balance Sheets, but are included as outstanding on the Consolidated Statement of Changes in Net Assets, in the weighted-average shares outstanding in the Consolidated Statements of Operations and in the shares used to calculate the NAV per share. In March 2025, we entered into new distribution agreements to sell up to 20,000,000 shares through the ATM Program. As of December 31, 2025, 19,530,939 shares remained available for sale under the ATM Program. During the year ended December 31, 2024, we sold 2,489,275 shares of our common stock at a weighted-average price of $49.75 per share and raised $123.8 million of gross proceeds under the ATM Program. Net proceeds were $122.2 million after commissions to the selling agents on shares sold and offering costs.
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
If our common stock trades below our NAV per share, we will generally not be able to issue additional common stock at the market price, unless our stockholders approve such a sale and our Board of Directors makes certain determinations. We did not seek stockholder authorization to sell shares of our common stock below the then current NAV per share of our common stock at our 2025 Annual Meeting of Stockholders, and have not sought such authorization since 2012, because our common stock price per share has generally traded significantly above the NAV per share of our common stock since 2011, except for a brief period during market disruptions related to the COVID-19 pandemic. We would therefore need future approval from our stockholders to issue shares below the then current NAV per share.
In order to satisfy the Code requirements applicable to a RIC, we intend to distribute to our stockholders, after consideration and application of our ability under the Code to carry forward certain excess undistributed taxable income from one tax year into the next tax year, substantially all of our taxable income.
In accordance with the 1940 Act, we are allowed to borrow amounts such that our asset coverage ratio, or BDC asset coverage ratio, of our total assets to our total senior securities, which includes borrowings and any preferred stock we may issue in the future, is at least 150% after such borrowing. In January 2008, we received exemptive relief from the SEC to exclude SBA-guaranteed debt securities issued by the Funds and any other wholly-owned subsidiaries of ours which operate as SBICs from the BDC asset coverage ratio which, in turn, enables us to fund more investments with debt capital. Upon receipt of stockholder approval in accordance with the 1940 Act, our BDC asset coverage ratio requirement was reduced from 200% to 150% effective May 3, 2022. As of December 31, 2025, our BDC asset coverage ratio was 241%.
Although we have been able to secure access to additional liquidity, including through our Credit Facilities, public and private debt issuances, leverage available through the SBIC program and equity offerings, there is no assurance that debt or equity capital will be available to us in the future on favorable terms, or at all.
Recently Issued or Adopted Accounting Standards
From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by us as of the specified effective date. We believe that the impact of recently issued standards and any that are not yet effective will not have a material impact on our consolidated financial statements upon adoption. For a description of recently issued or adopted accounting standards, see Note B.15. — Summary of Significant Accounting Policies — Recently Issued or Adopted Accounting Standards in the notes to the consolidated financial statements included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

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
Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and fund equity capital and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the Consolidated Balance Sheets. As of December 31, 2025, we had a total of $451.7 million in outstanding commitments comprised of (i) 72 investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded and (ii) ten investments with equity capital commitments that had not been fully called.
Contractual Obligations
As of December 31, 2025, the future commitments for cash payments in connection with our Credit Facilities, the July 2026 Notes, the June 2027 Notes, the August 2028 Notes, the March 2029 Notes, SBIC debentures and rent obligations under our office lease for each of the next five years and thereafter are as follows:

	2026	2027	2028	2029	2030	Thereafter	Total

	(in thousands)
Corporate Facility (1)	$—	$—	$—	$—	$432,000	$—	$432,000
SPV Facility (1)	—	—	—	—	86,000	—	86,000
July 2026 Notes	500,000	—	—	—	—	—	500,000
Interest due on July 2026 Notes	15,000	—	—	—	—	—	15,000
June 2027 Notes	—	400,000	—	—	—	—	400,000
Interest due on June 2027 Notes	26,000	13,000	—	—	—	—	39,000
August 2028 Notes	—	—	350,000	—	—	—	350,000
Interest due on August 2028 Notes	18,900	18,900	18,900	—	—	—	56,700
March 2029 Notes	—	—	—	350,000	—	—	350,000
Interest due on March 2029 Notes	24,325	24,325	24,325	12,163	—	—	85,138
SBIC debentures	—	75,000	75,000	—	35,000	165,000	350,000
Interest due on SBIC debentures	11,363	10,651	8,128	6,170	6,006	18,558	60,876
Operating Lease Obligation (2)	1,202	1,267	1,289	1,310	1,333	4,482	10,883
Total	$596,790	$543,143	$477,642	$369,643	$560,339	$188,040	$2,735,597
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

Related Party Transactions and Agreements
We have entered into agreements and transactions with the External Investment Manager, MSC Income, Private Loan Fund I and Private Loan Fund II, whereby we have made debt and equity investments and receive certain fees, expense reimbursements and investment income. See Note D — External Investment Manager and Note L — Related Party Transactions in the notes to the consolidated financial statements included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K for additional information regarding these related party transactions and agreements.
In addition, Main Street’s Nonqualified Supplemental Deferred Compensation Plan (the “Deferred Compensation Plan”) allows non-employee directors and certain employees to defer receipt of some or all of their cash compensation or directors’ fees in accordance with the terms of the Deferred Compensation Plan. See Note B.9. — Summary of Significant Accounting Policies — Deferred Compensation Plan and Note L — Related Party Transactions in the notes to the consolidated financial statements included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K for additional information regarding the Deferred Compensation Plan.
Recent Developments
In February 2026, we expanded the total commitments under our Corporate Facility by $30.0 million to $1.175 billion. The increase in total commitments was the result of the addition of a new lender relationship, which further diversifies our lender group.
In February 2026, we declared a supplemental dividend of $0.30 per share payable in March 2026. This supplemental dividend is in addition to the previously announced regular monthly dividends that we declared of $0.26 per share for each month of January, February and March 2026, or total regular monthly dividends of $0.78 per share for the first quarter of 2026, resulting in total dividends declared for the first quarter of 2026 of $1.08 per share.
In February 2026, we also declared regular monthly dividends of $0.26 per share for each month of April, May and June of 2026. These regular monthly dividends equal a total of $0.78 per share for the second quarter of 2026, representing a 4.0% increase from the regular monthly dividends paid in the second quarter of 2025. Including the regular monthly and supplemental dividends declared through the second quarter of 2026, we will have paid $49.015 per share in cumulative dividends since our October 2007 initial public offering.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates, and changes in interest rates may affect both our interest expense on the debt outstanding under our Credit Facilities and our interest income from portfolio investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. Our investment income will be affected by changes in various interest rate indices, including SOFR and Prime rates, to the extent that any debt investments include floating interest rates. See Item 1A. Risk Factors — Risks Related to Our Business and Structure — We are subject to risks associated with the interest rate environment and changes in interest rates will affect our cost of capital, net investment income and the value of our investments. and Item 1A. Risk Factors — Risks Related to Leverage — Because we borrow money, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us. for more information regarding risks associated with our debt investments and borrowings that utilize SOFR or Prime as a reference rate.
The majority of our debt investments are made with either fixed interest rates or floating rates that are subject to contractual minimum interest rates for the term of the investment. As of December 31, 2025, 62% of our debt Investment Portfolio (at cost) bore interest at floating rates, 96% of which were subject to contractual minimum interest rates. As of December 31, 2025, 79% of our debt obligations bore interest at fixed rates. Our interest expense will be affected by changes in the published SOFR in connection with our Credit Facilities; however, the interest rates on our outstanding July 2026 Notes, June 2027 Notes, August 2028 Notes, March 2029 Notes and SBIC debentures, which collectively comprise the majority of our outstanding debt, are fixed for the life of such debt. As of December 31, 2025, we had not entered into any interest rate hedging arrangements. Due to our limited use of derivatives, we have claimed an exclusion from the definition of the term “commodity pool operator” under the Commodity Exchange Act and, therefore, are not subject to registration or regulation as a pool operator thereunder. The Company operates, and expects to continue to operate, as a “limited derivatives user” under Rule 18f-4 under the 1940 Act. In addition, the investment management and other services provided by our External Investment Manager also involve floating rate debt investments and floating rate debt obligations, and as a result the incentive fees earned by our External Investment Manager, and the corresponding benefits to our net investment income contributions from our External Investment Manager, are subject to change based upon any changes in floating benchmark index interest rates.

The approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings, or in the investments and borrowings related to the investment management and other services provided by our External Investment Manager, in both cases, as of December 31, 2025, is as follows:

Basis Point Change	Increase (Decrease) in Interest Income	(Increase) Decrease in Interest Expense	Increase (Decrease) in Net Investment Income from the External Investment Manager (1)	Increase (Decrease) in Net Investment Income	Increase (Decrease) in Net Investment Income per Share

	(dollars in thousands, except per share amounts)
(200)	$(44,687)	$10,360	$(956)	$(35,283)	$(0.39)
(175)	(39,910)	9,065	(882)	(31,727)	(0.35)
(150)	(34,411)	7,770	(769)	(27,410)	(0.31)
(125)	(28,676)	6,475	(641)	(22,842)	(0.26)
(100)	(22,941)	5,180	(513)	(18,274)	(0.20)
(75)	(17,205)	3,885	(385)	(13,705)	(0.15)
(50)	(11,470)	2,590	(256)	(9,136)	(0.10)
(25)	(5,735)	1,295	(128)	(4,568)	(0.05)
25	5,691	(1,295)	127	4,523	0.05
50	11,231	(2,590)	250	8,891	0.10
75	16,727	(3,885)	371	13,213	0.15
100	22,223	(5,180)	645	17,688	0.20
125	27,718	(6,475)	766	22,009	0.25
150	33,214	(7,770)	887	26,331	0.29
175	38,710	(9,065)	1,008	30,653	0.34
200	44,205	(10,360)	1,129	34,974	0.39
___________________________
(1)Main Street’s total contribution from the External Investment Manager is based on the performance of assets managed by the External Investment Manager (see Note D — External Investment Manager in the notes to the consolidated financial statements included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K), and any related cost of debt obligations related to such managed assets, which may fluctuate depending on changes in interest rates.
Although we believe that this analysis is indicative of the impact of interest rate changes to our net investment income as of December 31, 2025, the analysis does not take into consideration future changes in the credit market, credit quality or other business or economic developments that could affect our net investment income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above. The hypothetical results assume that all SOFR and Prime rate changes would be effective on the first day of the period. However, the contractual SOFR and Prime rate reset dates would vary throughout the period. The majority of our investments, and the investments managed by our External Investment Manager, are based on contracts which reset quarterly, while our Credit Facilities, and the debt obligations related to the assets managed by our External Investment Manager, reset monthly. The hypothetical results would also be impacted by the changes in the amount of outstanding debt under our Credit Facilities (with an increase (decrease) in the debt outstanding under the Credit Facilities resulting in an (increase) decrease in the hypothetical interest expense).

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Main Street Capital Corporation
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Main Street Capital Corporation (a Maryland corporation) and subsidiaries (the “Company”), including the consolidated schedules of investments, as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2025 and the related notes and financial statement schedule included under Item 15(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 27, 2026 expressed an unqualified opinion.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included verification by confirmation of securities as of December 31, 2025 and 2024, by correspondence with the portfolio companies, agent banks and custodians, or by other appropriate auditing procedures where replies were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
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
Fair Value of Level 3 Investments
As described further in Note C to the financial statements, the Company’s investments recorded at fair value, categorized as Level 3 investments within the fair value hierarchy, totaled $5,496,705 thousand at December 31, 2025. Approximately 97% of these investments have no readily available market values and are measured using significant unobservable inputs and assumptions, and generally use valuation techniques such as the income and market approach. The significant unobservable inputs disclosed by management include, among others, weighted-average cost of capital (“WACC”) inputs and market multiples for equity investments, and risk adjusted discount rates, and percentage of expected principal recovery for debt investments. Changes in these assumptions could have a significant impact on the determination of fair value. As such, we identified fair value of Level 3 investments measured using significant unobservable inputs and assumptions as a critical audit matter.

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
Dallas, Texas
February 27, 2026

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Main Street Capital Corporation
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Main Street Capital Corporation (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2025, and our report dated February 27, 2026 expressed an unqualified opinion on those financial statements.
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
/s/ GRANT THORNTON LLP
Dallas, Texas
February 27, 2026

MAIN STREET CAPITAL CORPORATION
Consolidated Balance Sheets
(in thousands, except shares and per share amounts)

	December 31, 2025	December 31, 2024

ASSETS
Investments at fair value:
Control investments (cost: $1,824,132 and $1,415,970 as of December 31, 2025 and 2024, respectively)	$2,569,626	$2,087,890
Affiliate investments (cost: $881,641 and $743,441 as of December 31, 2025 and 2024, respectively)	965,179	846,798
Non‑Control/Non‑Affiliate investments (cost: $2,018,755 and $2,077,901 as of December 31, 2025 and 2024, respectively)	1,983,312	1,997,981
Total investments (cost: $4,724,528 and $4,237,312 as of December 31, 2025 and 2024, respectively)	5,518,117	4,932,669
Cash and cash equivalents	41,959	78,251
Interest and dividend receivable and other assets	107,905	98,084
Deferred financing costs (net of accumulated amortization of $17,601 and $14,592 as of December 31, 2025 and 2024, respectively)	13,720	12,337
Total assets	$5,681,701	$5,121,341
LIABILITIES
Credit Facilities	$518,000	$384,000
July 2026 Notes (par: $500,000 as of both December 31, 2025 and 2024)	499,715	499,188
June 2027 Notes (par: $400,000 as of both December 31, 2025 and 2024)	399,569	399,282
August 2028 Notes (par: $350,000 as of December 31, 2025)	347,996	—
March 2029 Notes (par: $350,000 as of both December 31, 2025 and 2024)	347,721	347,002
SBIC debentures (par: $350,000 as of both December 31, 2025 and 2024)	344,593	343,417
December 2025 Notes (par: $150,000 as of December 31, 2024)	—	149,482
Accounts payable and other liabilities	67,799	69,631
Interest payable	30,094	23,290
Dividend payable	23,358	22,100
Deferred tax liability, net	108,963	86,111
Total liabilities	2,687,808	2,323,503
Commitments and contingencies (Note K)
NET ASSETS
Common stock, $0.01 par value per share (150,000,000 shares authorized; 89,834,849 and 88,398,713 shares issued and outstanding as of December 31, 2025 and 2024, respectively)	898	884
Additional paid‑in capital	2,457,660	2,394,492
Total undistributed earnings	535,335	402,462
Total net assets	2,993,893	2,797,838
Total liabilities and net assets	$5,681,701	$5,121,341
NET ASSET VALUE PER SHARE	$33.33	$31.65
The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION
Consolidated Statements of Operations
(in thousands, except shares and per share amounts)

	Year Ended December 31,
	2025	2024	2023
INVESTMENT INCOME:
Interest, dividend and fee income:
Control investments	$245,940	$205,367	$197,150
Affiliate investments	96,077	84,367	69,829
Non‑Control/Non‑Affiliate investments	224,374	251,292	233,406
Total investment income	566,391	541,026	500,385
EXPENSES:
Interest	(127,998)	(123,429)	(102,575)
Compensation	(52,044)	(47,486)	(46,279)
General and administrative	(21,701)	(19,347)	(18,042)
Share‑based compensation	(21,440)	(18,793)	(16,520)
Expenses allocated to the External Investment Manager	23,533	23,088	22,050
Total expenses	(199,650)	(185,967)	(161,366)
NET INVESTMENT INCOME BEFORE TAXES	366,741	355,059	339,019
Excise tax expense	(4,051)	(5,851)	(3,190)
Federal and state income and other tax expenses	(9,972)	(7,807)	(5,087)
NET INVESTMENT INCOME	352,718	341,401	330,742
NET REALIZED GAIN (LOSS):
Control investments	19,674	36,922	(50,532)
Affiliate investments	58,127	(4,219)	(18,729)
Non‑Control/Non‑Affiliate investments	(23,222)	13,295	(51,246)
Total net realized gain (loss)	54,579	45,998	(120,507)
NET UNREALIZED APPRECIATION (DEPRECIATION):
Control investments	46,288	117,867	161,793
Affiliate investments	9,153	47,299	33,689
Non‑Control/Non‑Affiliate investments	43,438	(27,510)	37,095
Total net unrealized appreciation	98,879	137,656	232,577
Income tax provision on net realized gain (loss) and net unrealized appreciation	(12,778)	(16,975)	(14,365)
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$493,398	$508,080	$428,447
NET INVESTMENT INCOME PER SHARE—BASIC AND DILUTED	$3.95	$3.93	$4.04
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE—BASIC AND DILUTED	$5.52	$5.85	$5.23
WEIGHTED-AVERAGE SHARES OUTSTANDING—BASIC AND DILUTED	89,363,140	86,805,755	81,916,663
The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION
Consolidated Statements of Changes in Net Assets
(in thousands, except shares)

	Common Stock		Additional Paid-In Capital	Total Undistributed Earnings	Total Net Asset Value
	Number of Shares	Par Value
Balances as of December 31, 2022	78,506,816	$784	$2,030,531	$77,271	$2,108,586
Public offering of common stock, net of offering costs	5,159,479	52	203,631	—	203,683
Share‑based compensation	—	—	16,520	—	16,520
Purchase of vested stock for employee payroll tax withholding	(151,058)	(1)	(5,949)	—	(5,950)
Dividend reinvestment	765,427	8	30,711	—	30,719
Amortization of directors’ deferred compensation	—	—	434	—	434
Issuance of restricted stock, net of forfeited shares	552,338	5	(5)	—	—
Reclassification for certain permanent book-to-tax differences	—	—	(5,947)	5,947	—
Net increase in net assets resulting from operations	—	—	—	428,447	428,447
Dividends to stockholders	—	—	623	(305,663)	(305,040)
Balances as of December 31, 2023	84,833,002	$848	$2,270,549	$206,002	$2,477,399
Public offering of common stock, net of offering costs	2,497,833	25	122,610	—	122,635
Share‑based compensation	—	—	18,793	—	18,793
Purchase of vested stock for employee payroll tax withholding	(155,049)	(2)	(7,333)	—	(7,335)
Dividend reinvestment	721,963	8	35,693	—	35,701
Amortization of directors’ deferred compensation	—	—	424	—	424
Issuance of restricted stock, net of forfeited shares	502,642	5	(5)	—	—
Reclassification for certain permanent book-to-tax differences	—	—	(46,956)	46,956	—
Net increase in net assets resulting from operations	—	—	—	508,080	508,080
Dividends to stockholders	—	—	717	(358,576)	(357,859)
Balances as of December 31, 2024	88,400,391	$884	$2,394,492	$402,462	$2,797,838
Public offering of common stock, net of offering costs	547,471	5	31,676	—	31,681
Share‑based compensation	—	—	21,440	—	21,440
Purchase of vested stock for employee payroll tax withholding	(182,350)	(2)	(10,313)	—	(10,315)
Dividend reinvestment	635,901	7	37,918	—	37,925
Amortization of directors’ deferred compensation	—	—	387	—	387
Issuance of restricted stock, net of forfeited shares	436,588	4	(4)	—	—
Reclassification for certain permanent book-to-tax differences	—	—	(18,743)	18,743	—
Net increase in net assets resulting from operations	—	—	—	493,398	493,398
Dividends to stockholders	—	—	807	(379,268)	(378,461)
Balances as of December 31, 2025	89,838,001	$898	$2,457,660	$535,335	$2,993,893
The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$493,398	$508,080	$428,447
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Investments in portfolio companies	(1,429,113)	(1,576,398)	(866,997)
Proceeds from sales and repayments of debt investments in portfolio companies	838,799	1,014,088	782,433
Proceeds from sales and return of capital of equity investments in portfolio companies	197,167	143,396	43,581
Net unrealized appreciation	(98,879)	(137,656)	(232,577)
Net realized (gain) loss	(54,579)	(45,998)	120,507
Accretion of unearned income	(20,997)	(22,040)	(19,366)
Payment-in-kind interest	(15,730)	(22,761)	(10,997)
Cumulative dividends	(3,841)	(2,506)	(1,344)
Share-based compensation expense	21,440	18,793	16,520
Amortization of deferred financing costs	6,515	5,157	3,331
Deferred taxes	22,852	22,253	16,009
Changes in other assets and liabilities:
Interest and dividend receivable and other assets	(15,416)	(11,177)	(8,530)
Accounts payable and other liabilities	(1,445)	8,306	10,062
Interest payable	6,804	6,265	445
Deferred fees and other	7,320	5,080	3,798
Net cash provided by (used in) operating activities	(45,705)	(87,118)	285,322

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering of common stock, net of offering costs	31,681	122,635	203,683
Proceeds from public offering of August 2028 Notes	350,000	—	—
Proceeds from public offering of June 2027 Notes	—	400,000	—
Proceeds from public offering of March 2029 Notes	—	350,000	—
Proceeds from public offering of December 2025 Notes	—	—	50,000
Repayment of December 2025 Notes	(150,000)	—	—
Dividends paid	(339,278)	(320,427)	(271,599)
Proceeds from issuance of SBIC debentures	—	63,800	16,000
Repayments of SBIC debentures	—	(63,800)	(16,000)
Repayment of May 2024 Notes	—	(450,000)	—
Proceeds from Credit Facilities	1,399,000	1,920,000	460,000
Repayments on Credit Facilities	(1,265,000)	(1,896,000)	(707,000)
Payment of deferred financing costs	(6,675)	(13,587)	(3,494)
Purchases of vested stock for employee payroll tax withholding	(10,315)	(7,335)	(5,950)
Net cash provided by (used in) financing activities	9,413	105,286	(274,360)

Net increase (decrease) in cash and cash equivalents	(36,292)	18,168	10,962
CASH AND CASH EQUIVALENTS AS OF BEGINNING OF PERIOD	78,251	60,083	49,121
CASH AND CASH EQUIVALENTS AS OF END OF PERIOD	$41,959	$78,251	$60,083

Supplemental cash flow disclosures:
Interest paid	$114,546	$113,486	$98,656
Taxes paid	$20,617	$8,264	$8,444
Operating non-cash activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$304	$379	$—
Non-cash financing activities:
Value of shares issued pursuant to the dividend reinvestment plan	$37,925	$35,701	$30,719
The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments
December 31, 2025
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Control Investments (5)

American Nuts, LLC	(10)	Roaster, Mixer and Packager of Bulk Nuts and Seeds
			Secured Debt	(9)	3/25/2025		12.64%	SF+	8.50%	12.64%	3/28/2028	$8,161	$8,161	$8,161
			Secured Debt	(9)	3/25/2025		12.64%	SF+	8.50%	12.64%	3/28/2028	8,161	8,161	6,582
			Preferred Equity		3/25/2025	26,638							8,970	4,250
													25,292	18,993
Analytical Systems Keco Holdings, LLC		Manufacturer of Liquid and Gas Analyzers
			Secured Debt		8/16/2019		13.75%				8/16/2029	3,895	3,860	3,860
			Preferred Member Units		5/20/2021	2,411							2,387	6,030
			Preferred Member Units		8/16/2019	3,108							3,200	120
			Warrants	(27)	8/16/2019	420					8/16/2029		316	—
													9,763	10,010
ASC Interests, LLC		Recreational and Educational Shooting Facility
			Secured Debt	(17)	12/31/2019		13.00%				7/31/2024	400	400	400
			Secured Debt	(17)	8/1/2013		13.00%				7/31/2024	1,533	1,533	1,502
			Preferred Member Units		6/28/2023	178							178	—
			Member Units		8/1/2013	1,500							1,500	—
													3,611	1,902
Batjer TopCo, LLC		HVAC Mechanical Contractor
			Secured Debt	(25)	3/7/2022						3/7/2027	—	(2)	—
			Secured Debt	(25)	3/7/2022						3/7/2027	—	—	—
			Secured Debt		3/7/2022		10.00%				3/7/2027	9,945	9,921	9,945
			Preferred Stock	(8)	3/7/2022	4,073							4,095	8,750
													14,014	18,695
BDB Holdings, LLC		Casual Restaurant Group
			Secured Debt		2/24/2025		12.00%				2/27/2027	1,773	1,773	1,773
			Preferred Equity		11/4/2024	18,756,995							19,537	12,640
													21,310	14,413
Bettercloud, Inc.	(10)	SaaS Provider of Workflow Management and Business Application Solutions
			Secured Debt	(9) (32)	11/10/2025		12.07%	SF+	8.25%	12.07%	6/30/2028	6,017	6,017	6,017
			Common Equity		11/10/2025	69							16,890	15,690
													22,907	21,707
Bolder Panther Group, LLC		Consumer Goods and Fuel Retailer
			Secured Debt	(9) (22)	12/31/2020		11.10%	SF+	7.22%		10/31/2027	101,046	100,803	101,046

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2025
(dollars in thousands)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

		Class B Preferred Member Units	(8)	12/31/2020	140,000	8.00%						14,000	31,190
												114,803	132,236
Brewer Crane Holdings, LLC	Provider of Crane Rental and Operating Services
		Secured Debt	(9)	1/9/2018		13.98%	SF+	10.00%		12/31/2026	5,016	5,016	5,016
		Preferred Member Units	(8)	1/9/2018	2,950							4,280	3,460
		Preferred Member Units	(8)	7/7/2025	312	15.00%			15.00%			336	336
												9,632	8,812
Bridge Capital Solutions Corporation	Financial Services and Cash Flow Solutions Provider
		Preferred Member Units	(29)	7/25/2016	17,742							1,000	—
		Warrants	(27)	7/25/2016	82					7/25/2026		2,132	—
												3,132	—
California Splendor Holdings LLC	Processor of Frozen Fruits
		Secured Debt	(25)	3/15/2024						8/28/2028	—	(11)	(11)
		Secured Debt		3/30/2018		14.00%				8/28/2028	25,800	25,776	25,638
		Preferred Member Units	(8)	7/31/2019	8,671	15.00%			15.00%			12,569	12,569
		Preferred Member Units	(8)	3/30/2018	8,729							16,402	12,801
												54,736	50,997
CBT Nuggets, LLC	Produces and Sells IT Training Certification Videos
		Member Units	(8)	6/1/2006	416							1,300	47,930

Centre Technologies Holdings, LLC	Provider of IT Hardware Services and Software Solutions
		Secured Debt	(9) (25)	1/4/2019			SF+	8.00%		1/4/2028	—	—	—
		Secured Debt	(9)	11/29/2024		11.98%	SF+	8.00%		1/4/2028	24,085	24,058	24,085
		Preferred Member Units		1/4/2019	13,883							6,386	42,710
												30,444	66,795
Chamberlin Holding LLC	Roofing and Waterproofing Specialty Contractor
		Secured Debt	(9) (25)	2/26/2018			SF+	6.00%		2/26/2029	—	(39)	—
		Secured Debt	(9)	2/26/2018		11.99%	SF+	8.00%		2/26/2029	42,020	41,781	42,020
		Member Units	(8)	2/26/2018	4,347							11,440	35,530
		Member Units	(8) (29)	11/2/2018	1,047,146							1,773	4,170
												54,955	81,720
Charps, LLC	Pipeline Maintenance and Construction
		Unsecured Debt		8/26/2020		14.00%				1/31/2030	5,694	5,267	5,694

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2025
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)	PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Preferred Member Units	(8)	2/3/2017	1,829						1,963	16,020
												7,230	21,714
Clad-Rex Steel, LLC		Specialty Manufacturer of Vinyl-Clad Metal
			Secured Debt	(25)	10/28/2022					7/31/2027	—	—	—
			Secured Debt		12/20/2016		10.00%			7/31/2030	9,480	9,405	9,480
			Secured Debt		12/20/2016		10.00%			12/20/2036	929	922	929
			Member Units	(8)	12/20/2016	717						7,280	14,120
			Member Units	(29)	12/20/2016	800						509	1,270
												18,116	25,799
Cody Pools, Inc.		Designer of Residential and Commercial Pools
			Secured Debt	(25)	3/6/2020					12/3/2030	—	(82)	—
			Secured Debt		3/6/2020		12.50%			12/3/2030	34,901	34,336	34,901
			Preferred Member Units	(8) (29)	3/6/2020	587						8,317	65,060
												42,571	99,961
Colonial Electric Company LLC		Provider of Electrical Contracting Services
			Secured Debt	(25)	3/31/2021					3/31/2028	—	—	—
			Secured Debt		3/31/2021		9.00%			3/31/2028	8,779	8,773	8,779
			Preferred Member Units	(8)	3/31/2021	17,280						7,680	16,830
												16,453	25,609
CompareNetworks Topco, LLC		Internet Publishing and Web Search Portals
			Secured Debt		1/29/2019		12.98%			1/29/2028	4,037	4,031	4,031
			Preferred Member Units		1/29/2019	2,250						3,520	7,650
												7,551	11,681
Compass Systems & Sales, LLC		Designer of End-to-End Material Handling Solutions
			Secured Debt	(25)	11/22/2023					11/22/2028	—	(15)	(15)
			Secured Debt		11/22/2023		13.50%			11/22/2028	17,200	17,100	16,961
			Preferred Equity		11/22/2023	7,454						7,454	7,180
												24,539	24,126
Copper Trail Fund Investments	(12) (13)	Investment Partnership
			LP Interests (CTMH, LP)	(30)	7/17/2017	38.75%						390	390

Cybermedia Technologies, LLC		IT and Digital Services Provider
			Secured Debt	(25)	5/5/2023					5/5/2028	—	—	—
			Secured Debt		5/5/2023		13.00%			5/5/2028	27,210	27,082	27,076

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2025
(dollars in thousands)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

		Preferred Member Units		5/5/2023	556							15,000	—
		Preferred Equity		4/1/2025	2,400,000							2,400	6,340
												44,482	33,416
Datacom, LLC	Technology and Telecommunications Provider
		Secured Debt		3/1/2022		7.50%				12/31/2025	675	675	675
		Secured Debt		3/31/2021		10.00%				12/31/2025	7,812	7,812	4,169
		Preferred Member Units		3/31/2021	9,360							2,970	—
												11,457	4,844
Digital Products Holdings LLC	Designer and Distributor of Consumer Electronics
		Secured Debt	(9)	4/1/2018		13.88%	SF+	10.00%		4/27/2026	11,957	11,943	11,338
		Preferred Member Units	(8)	4/1/2018	3,857							9,501	9,835
												21,444	21,173
Direct Marketing Solutions, Inc.	Provider of Omni-Channel Direct Marketing Services
		Secured Debt		2/13/2018		14.00%				2/13/2026	1,785	1,783	1,785
		Secured Debt		12/27/2022		14.00%				2/13/2026	23,082	23,079	23,082
		Preferred Stock		2/13/2018	8,400							8,400	19,760
												33,262	44,627
Doral Holdings, LLC	Machinery Moving, Rigging and Millwrighting Provider
		Secured Debt	(25)	5/20/2025						5/20/2030	—	—	—
		Secured Debt		5/20/2025		13.00%				5/20/2030	26,500	26,270	26,270
		Preferred Equity		5/20/2025	13,000							13,000	15,740
												39,270	42,010
Elgin AcquireCo, LLC	Manufacturer and Distributor of Engine and Chassis Components
		Secured Debt	(9) (25)	10/3/2022			SF+	6.00%		10/3/2027	—	(3)	(3)
		Secured Debt		10/3/2022		12.00%				10/3/2027	16,778	16,719	16,719
		Secured Debt		10/3/2022		9.00%				10/3/2052	6,212	6,156	6,156
		Common Stock		10/3/2022	285							5,726	5,050
		Common Stock	(29)	10/3/2022	939							1,558	3,270
												30,156	31,192
Flame King Holdings, LLC	Propane Tank and Accessories Distributor
		Secured Debt	(25)	6/30/2025						6/30/2030	—	—	—
		Secured Debt		6/30/2025		12.00%				6/30/2030	66,000	65,415	66,000
		Preferred Equity	(8)	10/29/2021	9,360							10,400	54,630
												75,815	120,630

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2025
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Gamber-Johnson Holdings, LLC		Manufacturer of Ruggedized Computer Mounting Systems
			Secured Debt	(9) (25) (34)	6/24/2016			SF+	7.50%		1/1/2028	—	—	—
			Secured Debt	(9) (34)	11/22/2024		11.38%	SF+	7.50%		1/1/2028	70,526	70,436	70,526
			Member Units	(8)	6/24/2016	9,042							17,692	113,810
			Common Equity	(29)	12/15/2025	532							396	396
													88,524	184,732
Garreco, LLC		Manufacturer and Supplier of Dental Products
			Member Units		7/15/2013	1,200							1,200	1,830

GRT Rubber Technologies LLC		Manufacturer of Engineered Rubber Products
			Secured Debt		12/21/2018		9.98%	SF+	6.00%		10/29/2026	3,146	3,143	3,146
			Secured Debt		12/19/2014		11.98%	SF+	8.00%		10/29/2026	40,493	40,452	40,493
			Member Units	(8)	12/19/2014	5,879							13,065	46,360
													56,660	89,999
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (2717 MH, L.P.)	(30)	10/1/2017	49.26%							1,158	1,795
			LP Interests (2717 HPP-MS, L.P.)	(30)	3/11/2022	49.26%							256	447
			LP Interests (2717 GRE-LP, L.P.)	(30)	4/18/2024	43.05%							441	441
			LP Interests (423 COR, L.P.)	(30)	6/2/2022	26.89%							2,900	5,244
													4,755	7,927
Harrison Hydra-Gen, Ltd.		Manufacturer of Hydraulic Generators
			Common Stock	(8)	6/4/2010	107,456							718	7,080

IG Investor, LLC		Military and Other Tactical Gear
			Secured Debt		6/21/2023		13.00%				6/21/2028	1,600	1,580	1,600
			Secured Debt		6/21/2023		13.00%				6/21/2028	35,064	34,890	35,064
			Common Equity		6/21/2023	14,400							14,400	28,030
													50,870	64,694
Jensen Jewelers of Idaho, LLC		Retail Jewelry Store
			Secured Debt	(9) (25)	8/29/2017			P+	6.75%		11/14/2026	—	—	—
			Secured Debt	(9)	11/14/2006		13.75%	P+	6.75%		11/14/2026	878	878	878
			Member Units	(8)	11/14/2006	627							811	11,540
													1,689	12,418

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2025
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

JorVet Holdings, LLC		Supplier and Distributor of Veterinary Equipment and Supplies
			Secured Debt		3/28/2022		12.00%				3/28/2027	23,321	23,263	23,263
			Preferred Equity	(8)	3/28/2022	109,926							10,993	10,990
													34,256	34,253
JTI Electrical & Mechanical, LLC	(10)	Electrical, Mechanical and Automation Services
			Secured Debt	(9)	8/25/2025		9.13%	SF+	5.00%		6/20/2030	6,316	6,316	6,316
			Secured Debt	(9)	8/25/2025		10.13%	SF+	6.00%	10.13%	6/20/2030	36,513	36,513	36,429
			Secured Debt	(14)	8/25/2025		15.00%			15.00%	6/20/2030	16,842	6,205	939
			Common Equity		12/22/2021	1,684,211							1,684	—
			Common Equity		8/25/2025	842,000							842	—
													51,560	43,684
KBK Industries, LLC		Manufacturer of Specialty Oilfield and Industrial Products
			Secured Debt		2/24/2023		9.50%				2/24/2028	7,200	7,166	7,200
			Member Units	(8)	1/23/2006	325							783	18,180
													7,949	25,380
Kickhaefer Manufacturing Company, LLC		Precision Metal Parts Manufacturing
			Secured Debt		10/31/2018		11.50%				10/31/2026	10,199	10,195	10,195
			Secured Debt		10/31/2018		9.00%				10/31/2048	3,910	3,878	3,878
			Preferred Equity	(8)	10/31/2018	581							12,240	17,180
			Member Units	(8) (29)	10/31/2018	800							992	4,190
													27,305	35,443
Legacy Swim Group		Swim Lessons Provider
			Secured Debt		11/7/2025		13.00%				11/7/2030	32,000	31,691	31,691
			Preferred Equity	(8)	11/7/2025	366							14,996	14,996
													46,687	46,687
Metalforming Holdings, LLC		Distributor of Sheet Metal Folding and Metal Forming Equipment
			Secured Debt	(17) (25)	10/19/2022						10/19/2025	—	—	—
			Secured Debt		10/19/2022		8.75%				10/19/2027	17,237	17,175	17,237
			Preferred Equity	(8)	10/19/2022	5,915,585	8.00%			8.00%			5,916	5,916
			Common Stock	(8)	10/19/2022	1,537,219							1,537	9,770
													24,628	32,923
Moffitt Holdings, LLC		Bulk Fuel and Lubricants Distributor
			Secured Debt		3/19/2025		13.00%				3/19/2030	34,125	33,840	33,840
			Preferred Equity		3/19/2025	14,300							14,300	15,560
													48,140	49,400

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2025
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

MS Private Loan Fund I, LP	(12) (13)	Investment Partnership
			Secured Debt	(9)	1/26/2021		6.88%	SF+	3.00%		3/24/2026	12,000	12,000	12,000
			LP Interests	(8) (30)	1/26/2021	14.51%							15,000	14,697
													27,000	26,697
MS Private Loan Fund II, LP	(12) (13)	Investment Partnership
			Secured Debt	(9) (25)	9/5/2023			SF+	3.00%		3/5/2029	—	(84)	(84)
			LP Interests	(8) (30)	9/5/2023	12.46%							10,500	11,064
													10,416	10,980
MSC Adviser I, LLC	(16)	Third Party Investment Advisory Services
			Member Units	(8)	11/22/2013	100%							29,500	255,020

MSC Income Fund, Inc.	(12) (13)	Business Development Company
			Common Equity	(8)	5/2/2022	1,642,635							25,082	21,412

MVI MSO, LLC		Vascular Practice Specializing in Comprehensive Vein and Artery Diagnosis and Treatment
			Secured Debt		3/28/2025		13.00%				3/28/2030	9,850	9,768	9,768
			Preferred Equity	(8)	3/28/2025	270							2,700	4,770
													12,468	14,538
NAPCO Precast, LLC		Precast Concrete Manufacturing
			Member Units	(8)	1/31/2008	2,955							4,145	14,480
			Member Units	(29)	9/30/2025	468							—	568
													4,145	15,048
Nello Industries Investco, LLC		Manufacturer of Steel Poles and Towers For Critical Infrastructure
			Secured Debt		6/4/2024		12.50%				6/4/2029	32,072	31,867	32,072
			Preferred Equity	(8)	6/4/2024	336,803							11,197	23,330
													43,064	55,402
NexRev LLC		Provider of Energy Efficiency Products & Services
			Preferred Member Units	(8)	2/28/2018	103,144,186							8,213	12,870

NRP Jones, LLC		Manufacturer of Hoses, Fittings and Assemblies
			Secured Debt	(14)	12/21/2017		12.00%				9/18/2028	2,191	2,161	474
			Preferred Equity		12/8/2011	495,000							482	—
			Member Units		12/22/2011	74,761							114	—
			Member Units		12/22/2011	74,761							3,823	—
			Common Equity	(29)	6/20/2025	927,581							928	928

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2025
(dollars in thousands)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

												7,508	1,402
NuStep, LLC	Designer, Manufacturer and Distributor of Fitness Equipment
		Secured Debt	(9) (17)	1/31/2017		10.48%	SF+	6.50%		1/31/2025	1,000	1,000	1,000
		Secured Debt	(17)	1/31/2017		12.00%				1/31/2025	18,440	18,440	18,440
		Preferred Member Units		11/2/2022	2,400							2,785	6,110
		Preferred Member Units		1/31/2017	486							11,866	12,200
												34,091	37,750
OMi Topco, LLC	Manufacturer of Overhead Cranes
		Secured Debt		8/31/2021		12.00%				12/31/2029	29,000	28,956	29,000
		Preferred Member Units	(8)	4/1/2008	900							1,080	77,900
												30,036	106,900
Orttech Holdings, LLC	Distributor of Industrial Clutches, Brakes and Other Components
		Secured Debt	(9)	7/30/2021		14.98%	SF+	11.00%		7/31/2026	612	612	612
		Secured Debt	(9)	7/30/2021		14.98%	SF+	11.00%		7/31/2026	20,760	20,736	20,760
		Preferred Stock	(29)	7/30/2021	10,000							10,000	13,450
												31,348	34,822
Pinnacle TopCo, LLC	Manufacturer and Distributor of Garbage Can Liners, Poly Bags, Produce Bags, and Other Similar Products
		Secured Debt	(25)	12/21/2023						12/21/2028	—	(9)	—
		Secured Debt		12/21/2023		13.00%				12/21/2028	27,200	27,037	27,200
		Preferred Equity	(8)	12/21/2023	440							12,540	20,440
												39,568	47,640
PPL RVs, Inc.	Recreational Vehicle Dealer
		Secured Debt	(9) (25)	10/31/2019			SF+	8.75%		11/15/2027	—	(3)	—
		Secured Debt	(9)	11/15/2016		13.04%	SF+	8.75%		11/15/2027	15,191	15,125	15,191
		Common Stock	(8)	6/10/2010	2,000							2,150	17,330
		Common Stock	(8) (29)	6/14/2022	238,421							238	575
												17,510	33,096
Principle Environmental, LLC	Noise Abatement Service Provider
		Secured Debt		7/1/2011		13.00%				11/15/2026	4,897	4,880	4,897
		Preferred Member Units	(8)	2/1/2011	21,806							5,709	15,740
		Common Stock		1/27/2021	1,037							1,200	750
												11,789	21,387
Quality Lease Service, LLC	Provider of Rigsite Accommodation Unit Rentals and Related Services
		Member Units		6/8/2015	1,000							7,546	460

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2025
(dollars in thousands)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)	PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

River Aggregates, LLC	Processor of Construction Aggregates
		Member Units	(29)	12/20/2013	1,500						369	9,700

Robbins Bros. Jewelry, Inc.	Bridal Jewelry Retailer
		Secured Debt	(14) (25)	12/15/2021					12/15/2026	—	(62)	(62)
		Secured Debt	(14)	12/15/2021		12.50%		10.00%	12/15/2026	33,660	31,771	14,029
		Preferred Equity		12/15/2021	11,070						11,070	—
											42,779	13,967
Tedder Industries, LLC	Manufacturer of Firearm Holsters and Accessories
		Secured Debt	(14) (17)	8/31/2018		12.00%		12.00%	8/31/2023	1,203	861	962
		Secured Debt	(14) (17)	8/31/2018		12.00%		12.00%	8/31/2023	15,200	15,045	2,827
		Preferred Member Units		8/28/2023	6,605						661	—
		Preferred Member Units		2/1/2023	5,643						564	—
		Preferred Member Units		8/31/2018	544						9,245	—
											26,376	3,789
Televerde, LLC	Provider of Telemarketing and Data Services
		Preferred Stock		1/26/2022	248						718	1,794
		Member Units	(8)	1/6/2011	460						1,290	4,822
											2,008	6,616
Trantech Radiator Topco, LLC	Transformer Cooling Products and Services
		Secured Debt	(25)	5/31/2019					5/31/2027	—	—	—
		Secured Debt		5/31/2019		13.50%			5/31/2027	9,000	8,959	9,000
		Secured Debt		11/21/2025		9.00%			5/31/2027	2,040	2,034	2,040
		Common Equity	(29)	11/21/2025	723						696	696
		Common Stock	(8)	5/31/2019	615						4,655	14,920
											16,344	26,656
Trinity Medical Holdings, LLC	Orthopedic Healthcare Platform
		Secured Debt	(25)	10/8/2025					10/8/2030	—	—	—
		Secured Debt		10/8/2025		13.00%			10/8/2030	58,500	57,944	57,944
		Preferred Equity		10/8/2025	22,500						22,500	22,500
											80,444	80,444
Victory Energy Operations, LLC	Provider of Industrial and Commercial Combustion Systems
		Secured Debt		10/3/2024		13.00%			10/3/2029	862	836	836
		Secured Debt		10/3/2024		13.00%			10/3/2029	48,251	47,889	47,889
		Preferred Equity		10/3/2024	51,421						22,471	23,380
											71,196	72,105

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2025
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Volusion, LLC		Provider of Online Software-as-a-Service eCommerce Solutions
			Secured Debt	(17)	3/31/2023		10.00%				3/31/2025	2,100	2,100	2,100
			Preferred Member Units		3/31/2023	5,097,595							1,830	2,910
			Preferred Member Units		3/31/2023	142,512							—	—
			Preferred Member Units		1/26/2015	4,876,670							14,000	—
			Common Stock		3/31/2023	1,802,780							2,576	—
													20,506	5,010
VVS Holdco LLC		Omnichannel Retailer of Animal Health Products
			Secured Debt	(9) (25)	12/1/2021			SF+	6.00%		12/1/2026	—	—	—
			Secured Debt		12/1/2021		11.50%				12/1/2026	24,000	23,956	23,956
			Preferred Equity	(8) (29)	12/1/2021	12,240							12,240	12,240
													36,196	36,196
Ziegler’s NYPD, LLC		Casual Restaurant Group
			Secured Debt		7/31/2025		12.00%				12/31/2027	150	150	150
			Secured Debt		12/30/2024		12.00%				12/31/2027	1,750	1,750	1,687
			Preferred Member Units		6/30/2015	16,878							3,154	50
													5,054	1,887
Subtotal Control investments (85.8% of net assets at fair value)													$1,824,132	$2,569,626
Affiliate Investments (6)
AAC Holdings, Inc.	(11)	Substance Abuse Treatment Service Provider
			Secured Debt		4/1/2025		20.00%			20.00%	11/24/2032	$895	$895	$895
			Secured Debt		11/24/2025		21.00%			21.00%	11/24/2032	513	503	503
			Secured Debt	(14)	3/28/2025		20.00%			20.00%	11/24/2032	3,109	3,109	2,756
			Secured Debt	(14)	3/28/2025		20.00%			20.00%	11/24/2032	3,109	3,109	2,756
			Preferred Equity		3/28/2025	12,621,635							8,520	2,080
			Common Stock		12/11/2020	654,743							3,148	—
													19,284	8,990
Boccella Precast Products LLC		Manufacturer of Precast Hollow Core Concrete
			Secured Debt		9/23/2021		10.00%				2/28/2027	256	256	256
			Member Units	(8)	6/30/2017	2,160,000							2,256	2,820
													2,512	3,076
Buca C, LLC		Casual Restaurant Group
			Secured Debt	(14) (17)	8/7/2024		15.00%			15.00%	11/4/2024	8,380	6,282	—
			Secured Debt	(14) (17)	6/28/2024		15.00%			15.00%	4/1/2025	18	—	—

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2025
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt	(14) (17)	6/30/2015		15.00%			15.00%	8/31/2023	11,112	5,862	—
			Preferred Member Units		6/30/2015	6	6.00%			6.00%			4,770	—
													16,914	—
Career Team Holdings, LLC		Provider of Workforce Training and Career Development Services
			Secured Debt	(9) (25)	12/17/2021			SF+	6.00%		6/5/2030	—	(45)	(45)
			Secured Debt		12/17/2021		13.00%				6/5/2030	21,892	21,551	21,551
			Common Stock		12/17/2021	516,617							5,166	5,370
													26,672	26,876
CenterPeak Holdings, LLC		Executive Search Services
			Secured Debt		12/10/2021		15.00%				12/10/2026	1,800	1,794	1,800
			Secured Debt		12/10/2021		15.00%				12/10/2026	25,107	25,103	25,107
			Preferred Equity	(8)	12/10/2021	3,310							3,635	24,340
													30,532	51,247
CGMS Parent LLC		Commercial Subcontractor Specializing in Concrete Flatwork
			Secured Debt	(25)	12/26/2025						12/26/2030	—	(39)	(39)
			Secured Debt		12/26/2025		13.00%				12/26/2030	25,000	24,754	24,754
			Preferred Equity		12/26/2025	2,000							10,000	10,000
													34,715	34,715
Classic H&G Holdings, LLC		Provider of Engineered Packaging Solutions
			Preferred Member Units		3/12/2020	154							—	2,040

Congruent Credit Opportunities Funds	(12) (13)	Investment Partnership
			LP Interests (Congruent Credit Opportunities Fund III, LP)	(8) (30)	2/4/2015	12.49%							308	24

Connect Telecommunications Solutions Holdings, Inc.	(13) (21)	Value-Added Distributor of Fiber Products and Equipment
			Secured Debt		10/9/2024		13.00%				10/9/2029	24,336	24,153	24,153
			Preferred Equity		10/9/2024	22,304							12,596	12,596
													36,749	36,749
DMA Industries, LLC		Distributor of Aftermarket Ride Control Products
			Secured Debt		6/18/2024		10.00%				6/18/2029	560	556	560
			Secured Debt		11/19/2021		10.00%				6/18/2029	12,800	12,754	12,800
			Preferred Equity		11/19/2021	5,944							5,944	9,174
			Preferred Equity	(8)	6/18/2024	3,068	15.00%			15.00%			3,754	5,424
													23,008	27,958

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2025
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Dos Rios Partners	(12) (13)	Investment Partnership
			LP Interests (Dos Rios Partners, LP)	(30)	4/25/2013	20.24%							6,032	8,027
			LP Interests (Dos Rios Partners - A, LP)	(30)	4/25/2013	6.43%							1,915	2,549
													7,947	10,576
Dos Rios Stone Products LLC	(10)	Limestone and Sandstone Dimension Cut Stone Mining Quarries
			Class A Preferred Units	(29)	6/27/2016	2,000,000							2,000	—

EIG Fund Investments	(12) (13)	Investment Partnership
			LP Interests (EIG Global Private Debt Fund-A, L.P.)	(8)	11/6/2015	5,000,000							84	37

FCC Intermediate Holdco, LLC		Supply Chain Management Services
			Secured Debt	(25)	5/28/2024						5/28/2029	—	—	—
			Secured Debt		5/28/2024		13.00%				5/29/2029	31,160	28,448	31,160
			Warrants	(8) (27)	5/28/2024	12					5/28/2034		3,920	15,140
													32,368	46,300
Freeport Financial Funds	(12) (13)	Investment Partnership
			LP Interests (Freeport Financial SBIC Fund LP)	(30)	3/23/2015	9.30%							2,337	1,600
			LP Interests (Freeport First Lien Loan Fund III LP)	(30)	7/31/2015	5.95%							671	193
													3,008	1,793
FRG AcquireCo, LLC		Technology Focused Risk Management Advisory Firm
			Secured Debt	(25)	9/22/2025						9/22/2028	—	(19)	(19)
			Secured Debt		9/22/2025		13.00%				9/22/2030	10,500	10,402	10,402
			Preferred Equity		9/22/2025	3,500							3,500	3,500
													13,883	13,883
GFG Group, LLC		Grower and Distributor of a Variety of Plants and Products to Other Wholesalers, Retailers and Garden Centers
			Secured Debt		3/31/2021		8.00%				3/31/2026	14,053	14,050	14,053
			Preferred Member Units	(8)	3/31/2021	226							4,900	10,940
													18,950	24,993
Gulf Manufacturing, LLC	(13) (21)	Manufacturer of Specialty Fabricated Industrial Piping Products
			Secured Debt	(25)	3/15/2024			SF+	8.13%		3/15/2029	—	(32)	(32)
			Secured Debt		3/15/2024		12.01%	SF+	8.13%		3/15/2029	37,700	36,784	36,784

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2025
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Member Units	(8)	8/31/2007	438							2,980	6,600
			Common Stock	(8) (29)	11/18/2024	888							888	1,450
			Preferred Equity		12/23/2025	208							2,077	5,190
													42,697	49,992
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (HPEP 3, L.P.)	(30)	8/9/2017	8.22%							1,549	4,116
			LP Interests (HPEP 4, L.P.)	(30)	7/12/2022	11.61%							6,409	7,463
			LP Interests (423 HAR, L.P.)	(8) (30)	6/2/2023	15.60%							750	1,226
													8,708	12,805
Hawk Ridge Systems, LLC		Value-Added Reseller of Engineering Design and Manufacturing Solutions
			Secured Debt	(9)	12/2/2016		9.98%	SF+	6.00%		1/15/2026	3,219	3,219	3,219
			Secured Debt		12/2/2016		11.00%				1/15/2026	45,256	45,256	45,256
			Preferred Member Units	(8)	12/2/2016	226							2,850	26,310
			Preferred Member Units	(29)	12/2/2016	226							150	1,380
													51,475	76,165
Houston Plating and Coatings, LLC		Provider of Plating and Industrial Coating Services
			Unsecured Convertible Debt		5/1/2017		10.00%				4/2/2026	3,000	3,000	3,000
			Member Units	(8)	1/8/2003	322,297							2,352	3,720
													5,352	6,720
Independent Pet Partners Intermediate Holdings, LLC	(10)	Omnichannel Retailer of Specialty Pet Products
			Common Equity		4/7/2023	18,006,407							18,300	19,000

Infinity X1 Holdings, LLC		Manufacturer and Supplier of Personal Lighting Products
			Secured Debt		3/31/2023		12.00%				3/31/2028	15,299	15,289	15,299
			Preferred Equity	(8)	3/31/2023	87,360							4,368	8,010
													19,657	23,309
Integral Energy Services	(10)	Nuclear Power Staffing Services
			Secured Debt	(9)	8/20/2021		11.75%	SF+	7.50%		8/20/2026	12,273	12,240	12,042
			Preferred Equity	(8)	12/7/2023	3,188	10.00%			10.00%			281	420
			Preferred Equity		6/3/2025	3,078	10.00%			10.00%			328	404
			Common Stock		8/20/2021	9,968							1,356	350
													14,205	13,216
Iron-Main Investments, LLC		Consumer Reporting Agency Providing Employment Background Checks and Drug Testing

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2025
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt		8/2/2021		13.00%				1/31/2028	4,514	4,500	4,500
			Secured Debt		9/1/2021		13.00%				1/31/2028	2,940	2,931	2,931
			Secured Debt		11/15/2021		13.00%				1/31/2028	8,944	8,944	8,944
			Secured Debt		11/15/2021		13.00%				1/31/2028	17,624	17,569	17,569
			Secured Debt		1/31/2023		13.00%				1/31/2028	9,554	9,421	9,421
			Preferred Equity		6/26/2024	711	25.00%			25.00%			711	1,030
			Preferred Equity		9/26/2025	155	25.00%			25.00%			155	155
			Common Stock		8/3/2021	203,016							2,756	2,700
													46,987	47,250
ITA Holdings Group, LLC		Air Ambulance Services
			Secured Debt	(9)	6/21/2023		11.15%	SF+	7.00%		6/21/2027	1,180	1,172	1,180
			Secured Debt	(9)	6/30/2025		11.15%	SF+	7.00%		6/21/2027	5,310	5,295	5,310
			Secured Debt	(9)	6/21/2023		11.15%	SF+	7.00%		6/21/2027	4,935	4,535	4,935
			Secured Debt	(9)	6/21/2023		11.15%	SF+	7.00%		6/21/2027	4,935	4,535	4,935
			Secured Debt	(9)	6/30/2025		11.15%	SF+	7.00%		6/21/2027	1,770	1,765	1,770
			Warrants	(8) (27)	6/21/2023	193,307					6/21/2033		2,091	15,230
													19,393	33,360
KMS, LLC	(10)	Wholesaler of Closeout and Value-Priced Products
			Secured Debt	(9) (25)	12/29/2025			SF+	5.50%		10/1/2028	—	(40)	(40)
			Secured Debt		2/10/2025		12.50%				10/1/2028	1,171	1,146	1,146
			Secured Debt		2/10/2025		12.50%				10/1/2028	1,007	1,007	1,007
			Preferred Equity		2/10/2025	9,213							4,890	6,270
													7,003	8,383
Mills Fleet Farm Group, LLC	(10)	Omnichannel Retailer of Work, Farm and Lifestyle Merchandise
			Secured Debt	(9)	12/19/2024		9.81%	SF+	5.50%	9.81%	1/28/2031	2,903	2,903	2,796
			Secured Debt	(9) (26)	4/11/2025		9.32%	SF+	5.50%	9.32%	1/28/2031	1,729	1,729	1,664
			Preferred Equity	(8) (29)	12/19/2024	66,306							14,946	12,557
													19,578	17,017
MoneyThumb Acquisition, LLC		Provider of Software-as-a-Service Financial File Conversion and Reconciliation
			Secured Debt		8/19/2024		14.00%				8/19/2029	8,160	7,696	7,696
			Preferred Member Units	(8)	8/19/2024	163,282	12.00%			12.00%			1,924	2,112
			Warrants	(27)	8/19/2024	59,368					8/19/2029		594	800
													10,214	10,608
Nearshore AcquireCo, LLC		Provider of Outsourcing Services
			Secured Debt	(25)	11/12/2025						11/12/2030	—	(24)	(24)

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2025
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt	(25)	11/12/2025						11/12/2030	—	(61)	(61)
			Secured Debt		11/12/2025		13.00%				11/12/2030	21,900	21,688	21,688
			Preferred Equity		11/12/2025	10,520,000							5,260	5,260
													26,863	26,863
OnAsset Intelligence, Inc.		Provider of Transportation Monitoring / Tracking Products and Services
			Secured Debt	(14)	4/18/2011		12.00%			12.00%	3/31/2026	4,415	4,415	645
			Secured Debt	(14)	5/10/2013		12.00%			12.00%	3/31/2026	2,116	2,116	309
			Secured Debt	(14)	3/21/2014		12.00%			12.00%	3/31/2026	983	983	144
			Secured Debt	(14)	5/20/2014		12.00%			12.00%	3/31/2026	964	964	141
			Unsecured Debt	(14)	6/5/2017		10.00%			10.00%	3/31/2026	305	305	—
			Preferred Stock		4/18/2011	912	7.00%			7.00%			1,981	—
			Common Stock		4/15/2021	635							830	—
			Warrants	(27)	4/18/2011	4,699					5/10/2027		1,089	—
													12,683	1,239
Oneliance, LLC		Construction Cleaning Company
			Preferred Stock	(8)	8/6/2021	1,128							1,128	3,270

RA Outdoors LLC	(10)	Software Solutions Provider for Outdoor Activity Management
			Secured Debt	(9)	4/8/2021		10.89%	SF+	6.75%	10.89%	6/30/2027	1,434	1,433	1,182
			Secured Debt	(9) (25)	2/5/2025			SF+	6.75%		6/30/2027	—	—	—
			Secured Debt	(9)	4/8/2021		10.89%	SF+	6.75%	10.89%	6/30/2027	14,991	14,981	12,355
			Secured Debt	(9) (25)	7/17/2025			SF+	6.75%		6/30/2027	—	—	—
			Common Equity		8/12/2024	110							—	—
													16,414	13,537
Revenue Recovery Holdings, LLC		Third Party Tax Collection Services
			Secured Debt	(25)	7/25/2025						7/25/2030	—	(18)	(18)
			Secured Debt		7/25/2025		13.00%				7/25/2030	6,700	6,640	6,640
			Preferred Equity		7/25/2025	104,904							1,049	1,049
													7,671	7,671
RFG AcquireCo, LLC		Aerial Survey, Aerial Survey Equipment Sales & Rental, Aircraft Maintenance
			Secured Debt	(25)	6/2/2025						6/2/2027	—	(7)	(7)
			Secured Debt		6/2/2025		12.50%				6/2/2030	8,000	7,932	7,932
			Secured Debt		6/2/2025		12.50%				6/2/2030	34,000	33,700	33,700
			Preferred Equity		6/2/2025	11,401							11,401	12,771
													53,026	54,396

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2025
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)	PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

SI East, LLC		Rigid Industrial Packaging Manufacturing
			Secured Debt		8/31/2018		11.80%			6/16/2028	2,250	2,239	2,250
			Secured Debt	(23)	6/16/2023		12.85%			6/16/2028	66,850	66,769	66,850
			Preferred Member Units	(8)	8/31/2018	165						1,525	17,190
												70,533	86,290
Slick Innovations, LLC		Text Message Marketing Platform
			Secured Debt		9/13/2018		14.00%			3/21/2030	24,680	24,451	24,680
			Common Stock	(8)	9/13/2018	70,000						—	2,160
												24,451	26,840
Specialized Aviation Holdings, LLC		Distributor and Service and Maintenance Provider for Specialty Aircraft
			Secured Debt		8/29/2025		13.00%			8/29/2030	28,625	28,362	28,362
			Preferred Stock		8/29/2025	25,000						15,000	15,000
												43,362	43,362
Student Resource Center, LLC	(10)	Higher Education Services
			Secured Debt		9/11/2024		8.50%		8.50%	12/31/2027	222	222	780
			Secured Debt	(14)	12/31/2022		8.50%		8.50%	12/31/2027	5,327	4,884	1,438
			Preferred Equity		12/31/2022	5,907,649						—	—
												5,106	2,218
Superior Rigging & Erecting Co.		Provider of Steel Erecting, Crane Rental & Rigging Services
			Preferred Member Units		8/31/2020	1,636						4,500	17,500

The Affiliati Network, LLC		Performance Marketing Solutions
			Preferred Stock		9/1/2023	312,910						313	313
			Preferred Stock	(8)	8/9/2021	1,280,000						6,400	6,400
												6,713	6,713
UnionRock Energy Fund II, LP	(12) (13)	Investment Partnership
			LP Interests	(30)	6/15/2020	11.11%						2,612	4,164

UnionRock Energy Fund III, LP	(12) (13)	Investment Partnership
			LP Interests	(8) (30)	6/6/2023	14.91%						4,592	5,165

UniTek Global Services, Inc.	(11)	Provider of Outsourced Infrastructure Services
			Preferred Stock		8/21/2018	11,450,416	20.00%		20.00%			8,416	9,388
			Preferred Stock		6/30/2017	21,382,147	19.00%		19.00%			3,667	—

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2025
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Preferred Stock		1/15/2015	42,338,440	13.50%			13.50%			7,924	—
			Common Stock		4/1/2020	2,370,059							—	—
													20,007	9,388
Urgent DSO LLC		General and Emergency Dentistry Practice
			Secured Debt		2/16/2024		13.50%				2/16/2029	8,800	8,743	8,672
			Preferred Equity	(8)	2/16/2024	4,000							4,614	4,356
													13,357	13,028
Wildcats Topco LLC		Provider of Veterinary Services and Products
			Common Equity		5/8/2025	22,426,711							22,427	22,760

World Micro Holdings, LLC		Supply Chain Management
			Secured Debt		12/12/2022		12.00%				12/12/2027	9,886	9,848	9,848
			Preferred Equity	(8)	12/12/2022	3,845							3,845	3,845
													13,693	13,693
Subtotal Affiliate investments (32.2% of net assets at fair value)													$881,641	$965,179
Non-Control/Non-Affiliate Investments (7)
Adams Publishing Group, LLC	(10)	Local Newspaper Operator
			Secured Debt	(9) (33)	3/11/2022		11.00%	SF+	7.00%	1.00%	3/11/2027	$8,000	$8,000	$7,965
			Secured Debt	(9) (33)	11/26/2025		11.00%	SF+	7.00%	1.00%	3/11/2027	789	775	775
			Secured Debt	(9) (33)	3/11/2022		11.00%	SF+	7.00%	1.00%	3/11/2027	16,473	16,459	16,402
													25,234	25,142
AGS American Glass Services Acquisition, LLC	(10)	Provider of Custom Glass Fabrication & Installation and Specialty Coating Solutions
			Secured Debt	(9) (25)	7/24/2025			SF+	5.50%		7/24/2031	—	(35)	(35)
			Secured Debt	(9) (25)	7/24/2025			SF+	5.50%		7/24/2031	—	(20)	(20)
			Secured Debt	(9)	7/24/2025		9.22%	SF+	5.50%		7/24/2031	10,042	9,904	9,800
			Preferred Equity		7/24/2025	7,292							729	729
													10,578	10,474
Airo Purchaser, Inc.	(10)	Provider of HVAC and Plumbing Installation Services
			Secured Debt	(9) (25)	8/1/2025			SF+	5.25%		8/1/2030	—	(63)	(63)
			Secured Debt	(9) (25)	8/1/2025			SF+	5.25%		8/1/2030	—	(32)	(32)
			Secured Debt	(9)	8/1/2025		9.22%	SF+	5.25%		8/1/2030	27,595	27,152	27,269
			Common Equity		8/1/2025	1,521							1,521	1,521
													28,578	28,695

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2025
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

AMEREQUIP LLC	(10)	Full Services Provider Including Design, Engineering and Manufacturing of Commercial and Agricultural Equipment
			Common Stock	(8)	8/31/2022	235							1,844	—

American Health Staffing Group, Inc.	(10)	Healthcare Temporary Staffing
			Secured Debt	(9) (25)	11/19/2021			P+	5.00%		11/19/2026	—	(2)	(2)
			Secured Debt	(9)	11/19/2021		11.75%	P+	5.00%		11/19/2026	5,600	5,589	5,600
													5,587	5,598
ArborWorks, LLC	(10)	Vegetation Management Services
			Secured Debt		11/6/2023		15.00%			15.00%	11/6/2028	4,177	4,177	4,177
			Secured Debt	(9)	11/6/2023		10.34%	SF+	6.50%	10.34%	11/6/2028	8,985	8,985	8,985
			Preferred Equity		11/6/2023	32,507							14,060	16,659
			Preferred Equity		11/6/2023	32,507							—	—
			Common Equity		11/9/2021	3,898							234	—
													27,456	29,821
Archer Systems, LLC	(10)	Mass Tort Settlement Administration Solutions Provider
			Common Stock	(8)	8/11/2022	1,387,832							1,388	2,450

ATS Operating, LLC	(10)	For-Profit Thrift Retailer
			Secured Debt	(9) (32)	1/18/2022		10.22%	SF+	6.00%		1/18/2028	1,800	1,737	1,800
			Secured Debt	(9)	1/18/2022		9.25%	SF+	5.00%		1/18/2028	6,660	6,660	6,660
			Secured Debt	(9)	1/18/2022		11.25%	SF+	7.00%		1/18/2028	6,660	6,660	6,660
			Common Stock		1/18/2022	720,000							720	970
													15,777	16,090
Auria Space, LLC	(10)	Provider of Satellite Operations and Command Software for Defense and Intelligence Platforms
			Secured Debt	(9) (25)	12/31/2025			SF+	5.00%		12/31/2030	—	(168)	(168)
			Secured Debt	(9) (25)	12/31/2025			SF+	5.00%		12/31/2030	—	(299)	(299)
			Secured Debt	(9)	12/31/2025		8.72%	SF+	5.00%		12/31/2030	57,004	56,163	56,163
													55,696	55,696
AVEX Aviation Holdings, LLC	(10)	Specialty Aircraft Dealer & MRO Provider
			Secured Debt	(9) (25)	12/23/2022			SF+	7.25%		12/23/2027	—	(63)	(63)
			Secured Debt	(9)	12/23/2022		11.09%	SF+	7.25%		12/23/2027	23,451	23,046	23,451
			Secured Debt	(9) (25)	12/18/2025			SF+	7.25%		12/23/2027	—	(38)	(38)
			Common Equity	(8)	12/15/2021	984							934	920
													23,879	24,270

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2025
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Behavior Development Group Holdings	(10)	Applied Behavior Analysis Therapy Provider
			Secured Debt	(9) (25)	12/17/2025			SF+	6.00%		12/17/2030	—	(22)	(22)
			Secured Debt	(9)	12/17/2025		9.70%	SF+	6.00%		12/17/2030	9,596	9,454	9,454
			Common Equity		12/17/2025	300							300	300
													9,732	9,732
Berry Aviation, Inc.	(10)	Charter Airline Services
			Preferred Member Units	(29)	3/8/2024	286,109							286	—
			Preferred Member Units	(29)	11/12/2019	122,416							—	—
			Preferred Member Units	(29)	7/6/2018	1,548,387							—	—
													286	—
Bluestem Brands, Inc.	(11)	Multi-Channel Retailer of General Merchandise
			Secured Debt	(9) (14)	1/9/2024		12.49%	SF+	8.50%	11.49%	1/31/2026	202	129	239
			Secured Debt	(9) (14)	10/19/2022		14.25%	P+	7.50%	13.25%	1/31/2026	2,780	2,780	182
			Secured Debt	(9) (14)	8/28/2020		12.49%	SF+	8.50%	11.49%	1/31/2026	4,183	3,961	—
			Common Stock		10/1/2020	723,184							1	—
			Warrants	(27)	10/19/2022	163,295					10/19/2032		1,036	—
													7,907	421
B-O-F Corporation	(10)	Manufacturer of Gravity Flow Shelving Solutions for Retail Applications
			Secured Debt	(9) (25)	2/3/2025			SF+	5.75%		2/3/2030	—	(17)	(17)
			Secured Debt	(9)	2/3/2025		8.74%	SF+	4.75%		2/3/2030	3,938	3,882	3,912
			Secured Debt	(9)	2/3/2025		10.74%	SF+	6.75%		2/3/2030	3,938	3,882	3,912
			Common Equity		2/3/2025	248,718							249	249
													7,996	8,056
Bond Brand Loyalty ULC	(10) (13) (21)	Provider of Loyalty Marketing Services
			Secured Debt	(9)	5/1/2023		9.89%	SF+	5.75%		5/1/2028	571	557	571
			Secured Debt	(9)	10/31/2025		9.59%	SF+	5.75%		5/1/2028	1,396	1,369	1,396
			Secured Debt	(9)	5/1/2023		8.89%	SF+	4.75%		5/1/2028	6,277	6,218	6,277
			Secured Debt	(9)	5/1/2023		10.89%	SF+	6.75%		5/1/2028	6,277	6,218	6,277
			Preferred Equity		5/1/2023	571							571	550
			Common Equity		5/1/2023	571							—	—
													14,933	15,071
BP Loenbro Holdings Inc.	(10)	Specialty Industrial Maintenance Services
			Secured Debt	(9) (32)	2/1/2024		9.75%	SF+	5.75%		2/1/2029	3,946	3,819	3,946
			Secured Debt	(9)	2/1/2024		9.84%	SF+	5.75%		2/1/2029	2,984	2,927	2,984

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2025
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt	(9)	2/1/2024		9.75%	SF+	5.75%		2/1/2029	25,673	25,349	25,673
			Secured Debt	(9)	1/2/2025		9.83%	SF+	5.75%		2/1/2029	9,410	9,303	9,410
			Secured Debt	(9)	7/1/2025		9.84%	SF+	5.75%		2/1/2029	14,899	14,643	14,899
			Common Equity		2/1/2024	2,583,963							2,709	9,910
													58,750	66,822
Brainworks Software, LLC	(10)	Advertising Sales and Newspaper Circulation Software
			Secured Debt	(9) (14) (17)	8/12/2014		14.75%	P+	7.25%		7/22/2019	761	761	—
			Secured Debt	(9) (14) (17)	8/12/2014		14.75%	P+	7.25%		7/22/2019	7,056	7,056	—
													7,817	—
Brightwood Capital Fund Investments	(12) (13)	Investment Partnership
			LP Interests (Brightwood Capital Fund III, LP)	(30)	7/21/2014	1.59%							4,983	2,692
			LP Interests (Brightwood Capital Fund IV, LP)	(8) (30)	10/26/2016	0.59%							3,202	3,224
			LP Interests (Brightwood Capital Fund V, LP)	(8) (30)	7/12/2021	0.72%							4,900	5,146
													13,085	11,062
CaseWorthy, Inc.	(10)	SaaS Provider of Case Management Solutions
			Common Equity		12/30/2022	325,408							325	710

Channel Partners Intermediateco, LLC	(10)	Outsourced Consumer Services Provider
			Secured Debt	(9) (32)	2/7/2022		10.84%	SF+	6.75%		2/7/2027	7,250	7,146	7,250
			Secured Debt	(9)	2/7/2022		10.84%	SF+	6.75%		2/7/2027	35,794	35,634	35,794
			Secured Debt	(9)	6/24/2022		10.84%	SF+	6.75%		2/7/2027	1,983	1,974	1,983
			Secured Debt	(9)	3/27/2023		10.84%	SF+	6.75%		2/7/2027	4,793	4,758	4,793
													49,512	49,820
Clarius BIGS, LLC	(10)	Prints & Advertising Film Financing
			Secured Debt	(14) (17)	9/23/2014						1/5/2015	2,628	2,628	8

Computer Data Source, LLC	(10)	Third Party Maintenance Provider to the Data Center Ecosystem
			Secured Debt	(9) (32)	8/6/2021		12.28%	SF+	8.25%	12.02%	8/6/2026	8,830	8,800	8,393
			Secured Debt	(9)	8/6/2021		12.02%	SF+	8.25%	12.02%	8/6/2026	21,410	21,367	20,352
													30,167	28,745
Core Transformers	(10)	Refurbisher and Distributor of Electric Transformers
			Secured Debt	(9) (25)	9/24/2025			SF+	5.50%		9/23/2031	—	(59)	(59)
			Secured Debt	(9) (25)	9/24/2025			SF+	5.50%		9/23/2031	—	(59)	(59)

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2025
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt	(9)	9/24/2025		9.23%	SF+	5.50%		9/23/2031	6,269	6,151	6,151
			Common Equity		9/24/2025	626,923							627	627
													6,660	6,660
Coregistics Buyer LLC	(10) (13) (21)	Contract Packaging Service Provider
			Secured Debt	(9)	6/29/2024		10.32%	SF+	6.50%		6/28/2029	1,669	1,608	1,656
			Secured Debt	(9)	6/29/2024		10.34%	SF+	6.50%		6/28/2029	10,570	10,391	10,484
			Secured Debt	(9)	6/29/2024		10.59%	SF+	6.75%		6/28/2029	31,790	31,236	31,678
			Secured Debt	(9)	8/15/2024		10.37%	SF+	6.50%		6/28/2029	7,047	6,945	6,989
													50,180	50,807
CQ Fluency, LLC	(10)	Global Language Services Provider
			Secured Debt	(9) (25)	12/27/2023			SF+	6.75%		6/27/2027	—	(28)	(28)
			Secured Debt	(9)	12/27/2023		10.52%	SF+	6.75%		6/27/2027	10,266	10,133	10,266
													10,105	10,238
CRC Evans USA Bidco, Inc.	(10) (13) (21)	Manufacturers of Equipment, Including Drilling Rigs and Equipment, and Providers of Supplies and Services to Companies Involved in the Drilling, Evaluation and Completion of Oil and Gas Wells
			Secured Debt	(9) (32)	8/19/2022		10.87%	SF+	6.75%		6/30/2029	6,838	6,676	6,838
			Secured Debt	(25)	12/31/2025			SF+	6.75%		6/30/2029	—	(280)	(280)
			Secured Debt	(9)	12/31/2025		10.70%	SF+	6.75%		6/30/2029	9,542	9,355	9,355
			Secured Debt	(9)	8/19/2022		10.83%	SF+	6.75%		6/30/2029	14,949	14,614	14,949
													30,365	30,862
Creative Foam Corporation	(10)	Manufacturer of Custom Engineered Die Cut, Formed Foam, Nonwoven, and Multi-material Component Solutions for the Automotive and Healthcare Markets
			Secured Debt	(9) (25)	6/27/2024			SF+	6.75%		6/27/2029	—	(184)	(184)
			Secured Debt	(9)	3/4/2025		10.69%	SF+	6.75%		6/27/2029	5,531	5,435	5,531
			Secured Debt	(9)	6/27/2024		10.44%	SF+	6.75%		6/27/2029	88,683	87,428	88,683
			Common Equity		3/4/2025	10,851							1,085	860
													93,764	94,890
Dalton US Inc.	(10)	Provider of Supplemental Labor Services
			Common Stock		8/16/2022	515							720	650

DTE Enterprises, LLC	(10)	Industrial Powertrain Repair and Services
			Class AA Preferred Member Units (non-voting)		4/13/2018		10.00%			10.00%			1,316	—
			Class A Preferred Member Units		4/13/2018	776,316	8.00%			8.00%			776	—

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2025
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

													2,092	—
Dynamic Communities, LLC	(10)	Developer of Business Events and Online Community Groups
			Secured Debt	(9)	12/20/2022		11.82%	SF+	8.00%	11.82%	12/31/2026	2,612	2,507	2,612
			Secured Debt	(9)	12/20/2022		12.82%	SF+	9.00%		12/31/2026	2,493	2,259	2,463
			Preferred Equity		12/20/2022	125,000							128	110
			Preferred Equity		12/20/2022	2,376,241							—	—
			Common Equity		12/20/2022	1,250,000							—	—
													4,894	5,185
Electro Technical Industries, LLC	(10)	Manufacturer of Mission-Critical Electrical Distribution Systems
			Secured Debt	(9) (25)	3/31/2025			SF+	5.50%		3/31/2030	—	(149)	(149)
			Secured Debt	(9)	3/31/2025		9.22%	SF+	5.50%		3/31/2030	50,156	49,312	50,156
			Common Equity		3/31/2025	1,464,286							1,464	2,220
													50,627	52,227
Emerald Technologies Acquisition Co, Inc.	(11)	Design & Manufacturing
			Secured Debt	(9)	2/10/2022		10.22%	SF+	6.25%		12/29/2027	9,330	9,229	5,878

EnCap Energy Fund Investments	(12) (13)	Investment Partnership
			LP Interests (EnCap Energy Capital Fund VIII, L.P.)	(8) (30)	1/22/2015	0.14%							2,613	130
			LP Interests (EnCap Energy Capital Fund VIII Co- Investors, L.P.)	(8) (30)	1/21/2015	0.38%							1,394	5
			LP Interests (EnCap Energy Capital Fund IX, L.P.)	(8) (30)	1/22/2015	0.10%							3,187	1,056
			LP Interests (EnCap Energy Capital Fund X, L.P.)	(8) (30)	3/25/2015	0.15%							6,975	4,674
			LP Interests (EnCap Energy Capital Fund XII, L.P.)	(8) (30)	8/31/2023	0.19%							7,370	7,731
			LP Interests (EnCap Flatrock Midstream Fund II, L.P.)	(8) (30)	3/30/2015	0.84%							3,799	15
			LP Interests (EnCap Flatrock Midstream Fund III, L.P.)	(8) (30)	3/27/2015	0.25%							3,371	1,947
													28,709	15,558
Escalent, Inc.	(10)	Market Research and Consulting Firm
			Secured Debt	(9) (25)	4/7/2023			SF+	6.00%		4/7/2029	—	(22)	—
			Secured Debt	(9)	10/2/2024		9.67%	SF+	6.00%		4/7/2029	1,354	1,337	1,354
			Secured Debt	(9)	4/7/2023		9.67%	SF+	6.00%		4/7/2029	25,517	25,094	25,517
			Common Equity		4/7/2023	649,794							663	910

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2025
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

													27,072	27,781
Event Holdco, LLC	(10)	Event and Learning Management Software for Healthcare Organizations and Systems
			Secured Debt	(9)	12/22/2021		10.93%	SF+	7.00%		12/22/2026	3,692	3,685	3,692
			Secured Debt	(9)	12/22/2021		10.93%	SF+	7.00%		12/22/2026	48,035	47,948	48,035
													51,633	51,727
EWMW LP	(12) (13)	Investment Partnership
			Secured Debt		12/23/2025		9.87%	SF+	6.00%			3,144	3,144	3,144

Fuse, LLC	(11)	Cable Networks Operator
			Secured Debt		6/30/2019		12.00%				12/31/2028	1,810	1,810	323
			Common Stock		6/30/2019	10,429							256	—
													2,066	323
Garyline, LLC	(10)	Manufacturer of Consumer Plastic Products
			Secured Debt	(9) (25)	4/14/2025			SF+	7.25%		10/14/2027	—	(71)	—
			Secured Debt	(9)	4/14/2025		10.98%	SF+	7.25%		10/14/2027	28,606	28,203	28,606
			Common Equity		11/10/2023	705,882							706	450
													28,838	29,056
GradeEight Corp.	(10)	Distributor of Maintenance and Repair Parts
			Secured Debt	(9)	10/4/2024		11.23%	SF+	7.50%		10/4/2029	853	778	834
			Secured Debt	(9)	10/4/2024		11.23%	SF+	7.50%		10/4/2029	4,176	4,090	4,090
			Secured Debt	(9) (26)	10/4/2024		11.31%	SF+	7.25%		10/4/2029	30,813	30,347	30,135
			Common Equity		10/4/2024	1,653							1,634	1,229
													36,849	36,288
GS HVAM Intermediate, LLC	(10)	Specialized Food Distributor
			Secured Debt	(9) (32)	10/18/2019		10.48%	SF+	6.50%		11/30/2026	6,061	6,042	6,061
			Secured Debt	(9)	10/18/2019		10.47%	SF+	6.50%		11/30/2026	10,392	10,342	10,392
			Secured Debt	(9)	9/15/2023		10.47%	SF+	6.50%		11/30/2026	932	928	932
			Secured Debt	(9)	12/22/2023		10.47%	SF+	6.50%		11/30/2026	223	222	223
			Secured Debt	(9)	8/22/2024		10.47%	SF+	6.50%		11/30/2026	6,011	5,981	6,011
													23,515	23,619
GULF PACIFIC ACQUISITION, LLC	(10)	Rice Processor and Merchandiser
			Secured Debt	(9) (32)	9/30/2022		10.82%	SF+	7.00%		9/30/2028	454	444	420
			Secured Debt	(9)	9/30/2022		10.83%	SF+	7.00%		9/30/2028	295	286	273
			Secured Debt	(9)	9/30/2022		10.82%	SF+	7.00%		9/30/2028	3,542	3,502	3,266
													4,232	3,959

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2025
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (423 AER II, LP)	(30)	6/2/2025	4.13%							1,590	1,590

HDC/HW Intermediate Holdings	(10)	Managed Services and Hosting Provider
			Secured Debt	(9) (14)	3/7/2024		9.01%	SF+	3.50%	2.50%	6/21/2026	2,607	2,557	2,272
			Secured Debt	(14)	3/7/2024		2.50%			2.50%	6/21/2026	1,626	713	—
			Common Equity		3/7/2024	64,029							—	—
													3,270	2,272
Hornblower Sub, LLC	(10)	Marine Tourism and Transportation
			Secured Debt	(9) (32)	7/3/2024		9.32%	SF+	5.50%	1.50%	7/3/2029	4,752	4,718	4,697
			Secured Debt	(9)	7/3/2024		9.46%	SF+	5.50%	1.50%	7/3/2029	32,599	32,353	32,163
													37,071	36,860
HOWLCO LLC	(11) (13) (21)	Provider of Accounting and Business Development Software to Real Estate End Markets
			Secured Debt	(9)	8/19/2021		10.51%	SF+	6.50%	3.50%	10/23/2027	27,185	27,185	26,616

Hybrid Promotions, LLC	(10)	Wholesaler of Licensed, Branded and Private Label Apparel
			Secured Debt	(9)	6/30/2021		12.24%	SF+	8.25%		12/31/2027	7,200	7,115	7,200

IG Parent Corporation	(11)	Software Engineering
			Secured Debt	(9) (25)	7/30/2021			SF+	5.75%		7/30/2028	—	(8)	—
			Secured Debt	(9)	7/30/2021		9.57%	SF+	5.75%		7/30/2028	10,127	10,070	10,127
			Secured Debt	(9)	7/30/2021		9.57%	SF+	5.75%		7/30/2028	4,853	4,822	4,853
													14,884	14,980
Ignite Visibility LLC	(10)	Digital Marketing Services Agency
			Secured Debt	(9)	12/15/2025		8.84%	SF+	5.00%		12/1/2028	4,759	4,689	4,689
			Secured Debt	(9)	12/15/2025		10.84%	SF+	7.00%		12/1/2028	4,759	4,689	4,689
													9,378	9,378
Imaging Business Machines, L.L.C.	(10)	Technology Hardware & Equipment
			Common Equity		6/8/2023	849							1,166	1,090

Implus Footcare, LLC	(10)	Provider of Footwear and Related Accessories
			Secured Debt	(9)	6/13/2025		9.68%	SF+	6.00%	4.00%	10/30/2028	1,944	1,944	1,944
			Secured Debt	(9)	7/31/2025		9.68%	SF+	6.00%	9.68%	10/30/2028	4,425	4,425	4,425
			Common Equity		7/31/2025	4,238,917							5,680	4,910

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2025
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

													12,049	11,279
Insight Borrower Corporation	(10)	Test, Inspection, and Certification Instrument Provider
			Secured Debt	(9) (32)	7/19/2023		10.10%	SF+	6.25%		7/19/2028	1,441	1,401	1,341
			Secured Debt	(9)	7/19/2023		10.12%	SF+	6.25%		7/19/2029	14,118	13,865	13,140
			Common Equity		7/19/2023	131,100							656	270
													15,922	14,751
Inspire Aesthetics Management, LLC	(10)	Surgical and Non-Surgical Plastic Surgery and Aesthetics Provider
			Secured Debt	(9)	4/3/2023		13.97%	SF+	10.00%	2.00%	4/3/2028	857	846	808
			Secured Debt	(9)	4/3/2023		13.97%	SF+	10.00%	2.00%	4/3/2028	7,307	7,224	6,889
			Secured Debt	(9)	6/14/2023		13.97%	SF+	10.00%	2.00%	4/3/2028	2,941	2,910	2,773
			Secured Debt	(9)	12/31/2024		13.97%	SF+	10.00%	2.00%	4/3/2028	339	339	320
			Common Equity		4/3/2023	177,594							463	97
													11,782	10,887
Interface Security Systems, L.L.C	(10)	Commercial Security & Alarm Services
			Secured Debt	(17) (32)	12/9/2021		13.92%	SF+	10.00%	13.92%	8/7/2023	2,392	2,392	2,077
			Secured Debt	(9) (14) (17)	8/7/2019		11.02%	SF+	7.00%	11.02%	8/7/2023	7,313	7,237	1
			Common Stock		12/7/2021	2,143							—	—
													9,629	2,078
Invincible Boat Company, LLC.	(10)	Manufacturer of Sport Fishing Boats
			Secured Debt	(9)	8/28/2019		11.37%	SF+	7.50%		3/31/2028	1,452	1,445	1,319
			Secured Debt	(9) (26)	8/28/2019		11.37%	SF+	7.50%	3.37%	3/31/2028	16,805	16,764	15,247
													18,209	16,566
Isagenix International, LLC	(11)	Direct Marketer of Health & Wellness Products
			Secured Debt	(9) (35)	4/13/2023		2.50%				4/14/2028	3,159	3,016	458
			Common Equity		4/13/2023	198,743							—	—
													3,016	458
Island Pump and Tank, LLC	(10)	Provider of Facility and Maintenance Services to Fuel Retailers in Northeast U.S.
			Secured Debt	(9)	5/20/2024		11.25%	SF+	7.00%		5/17/2029	456	452	443
			Secured Debt	(9)	5/20/2024		10.25%	SF+	6.00%		5/17/2029	2,111	2,084	2,048
			Secured Debt	(9)	5/20/2024		11.25%	SF+	7.00%		5/17/2029	2,111	2,084	2,048
			Secured Debt	(9)	5/20/2024		12.25%	SF+	8.00%		5/17/2029	2,111	2,084	2,048
													6,704	6,587
Jackmont Hospitality, Inc.	(10)	Franchisee of Casual Dining Restaurants

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2025
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt	(9) (26)	10/26/2022		11.01%	SF+	7.00%		11/4/2026	751	747	751
			Secured Debt	(9) (26)	2/27/2024		11.23%	SF+	7.00%		11/4/2026	625	622	625
			Secured Debt	(9) (26)	11/1/2024		11.11%	SF+	7.00%		11/4/2026	667	658	667
			Secured Debt	(9)	11/8/2021		10.84%	SF+	7.00%		11/4/2026	1,738	1,728	1,738
			Preferred Equity		11/8/2021	2,826,667							110	750
													3,865	4,531
Joerns Healthcare, LLC	(11)	Manufacturer and Distributor of Health Care Equipment & Supplies
			Secured Debt	(9)	3/30/2024		11.94%	SF+	8.00%		3/29/2029	1,833	1,833	1,833
			Secured Debt	(9)	3/30/2024		11.94%	SF+	8.00%		3/29/2029	1,369	1,369	1,369
			Common Stock		3/29/2024	5,461,019							200	350
													3,402	3,552
LKCM Headwater Investments I, L.P.	(12) (13)	Investment Partnership
			LP Interests	(8) (30)	1/25/2013	2.27%							—	792

LLFlex, LLC	(10)	Provider of Metal-Based Laminates
			Secured Debt	(9)	8/16/2021		12.14%	SF+	8.00%	3.00%	8/16/2026	4,226	4,207	3,328

Logix Acquisition Company, LLC	(10)	Competitive Local Exchange Carrier
			Secured Debt	(9)	4/11/2025		11.41%	SF+	7.50%	2.75%	12/31/2028	44,135	43,451	44,135
			Secured Debt		4/11/2025						12/31/2028	2,963	2,287	2,204
													45,738	46,339
Looking Glass Investments, LLC	(12) (13)	Specialty Consumer Finance
			Member Units		7/1/2015	3							125	25

MCT Purchaserco Holding Inc.	(10) (13) (21)	Manufacturer and Distributor of High-Voltage Disconnect Switches
			Secured Debt	(9)	12/1/2025		9.36%	SF+	5.50%		12/2/2030	6,097	5,985	5,985
			Secured Debt	(9)	12/1/2025		9.29%	SF+	5.50%		12/2/2030	39,755	39,364	39,364
			Common Equity		12/1/2025	1,590,287							1,139	1,139
													46,488	46,488
Microbe Formulas, LLC	(10)	Nutritional Supplements Provider
			Secured Debt	(9) (25)	4/4/2022			SF+	5.50%		4/3/2028	—	(27)	(27)
			Secured Debt	(9)	11/20/2024		9.32%	SF+	5.50%		4/3/2028	11,023	10,920	11,023
			Secured Debt	(9)	4/4/2022		9.32%	SF+	5.50%		4/3/2028	13,886	13,779	13,886
													24,672	24,882
Mini Melts of America, LLC	(10)	Manufacturer and Distributor of Branded Premium Beaded Ice Cream

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2025
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt	(9) (32)	11/30/2023		10.06%	SF+	6.25%		11/30/2028	1,425	1,400	1,361
			Secured Debt	(9) (26)	11/30/2023		10.05%	SF+	6.25%		11/30/2028	1,305	1,285	1,246
			Secured Debt	(9)	11/30/2023		9.07%	SF+	5.25%		11/30/2028	4,833	4,764	4,615
			Secured Debt	(9)	11/30/2023		11.07%	SF+	7.25%		11/30/2028	4,833	4,762	4,597
			Common Equity		11/30/2023	524,888							525	280
													12,736	12,099
Mission Critical Group	(10)	Backup Power Generation
			Secured Debt	(9) (25)	4/17/2025			SF+	5.50%		4/17/2030	—	(196)	(196)
			Secured Debt	(9)	4/17/2025		9.33%	SF+	5.50%		4/17/2030	14,698	14,274	14,698
			Secured Debt	(9)	4/17/2025		9.23%	SF+	5.50%		4/17/2030	66,099	64,972	66,099
			Common Equity		6/7/2023	1,234							1,234	15,530
													80,284	96,131
MonitorUS Holding, LLC	(10) (13) (21)	SaaS Provider of Media Intelligence Services
			Secured Debt	(9)	5/24/2022		10.18%	SF+	6.25%		5/24/2027	4,101	4,080	4,417
			Secured Debt	(9)	5/24/2022		10.18%	SF+	6.25%		5/24/2027	10,661	10,602	12,399
			Secured Debt	(9)	5/24/2022		10.18%	SF+	6.25%		5/24/2027	17,933	17,839	17,933
			Secured Debt	(9)	6/25/2025		10.18%	SF+	6.25%		5/24/2027	1,231	1,214	1,244
			Unsecured Debt		1/31/2025		8.00%			8.00%	3/31/2026	81	81	81
			Common Stock		8/30/2022	106,608,424							1,150	707
													34,966	36,781
Obra Capital, Inc.	(10)	Provider of Asset Management Services Specialized in Insurance-Linked Strategies
			Secured Debt	(9) (25)	6/21/2024			SF+	7.25%		12/21/2028	—	(3)	(3)
			Secured Debt	(9)	6/21/2024		11.09%	SF+	7.25%		6/21/2029	26,089	25,549	26,089
			Secured Debt	(9)	5/13/2025		11.09%	SF+	7.25%		6/21/2029	3,155	3,075	3,155
													28,621	29,241
OnPoint Industrial Services, LLC	(10)	Environmental & Facilities Services
			Secured Debt	(9)	12/18/2024		9.42%	SF+	5.75%		11/16/2027	1,386	1,375	1,386
			Secured Debt	(9)	4/1/2024		9.42%	SF+	5.75%		11/16/2027	3,851	3,825	3,851
													5,200	5,237
Ospemifene Royalty Sub LLC	(10)	Estrogen-Deficiency Drug Manufacturer and Distributor
			Secured Debt	(14)	7/8/2013						11/15/2026	4,348	4,348	19

Peaches Holding Corporation		Wholesale Provider of Consumer Packaging Solutions
			Common Equity		5/22/2024	3,226							7,221	—

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2025
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

PrimeFlight Aviation Services	(10) (13)	Air Freight & Logistics
			Secured Debt	(9)	5/1/2023		9.35%	SF+	5.50%		5/1/2029	7,800	7,638	7,800
			Secured Debt	(9)	9/7/2023		9.17%	SF+	5.50%		5/1/2029	745	728	745
			Secured Debt	(9)	1/30/2024		9.17%	SF+	5.50%		5/1/2029	749	736	749
			Secured Debt	(9)	6/28/2024		8.92%	SF+	5.25%		5/1/2029	851	842	851
			Secured Debt	(9)	1/21/2025		9.12%	SF+	5.25%		5/1/2029	1,886	1,871	1,886
			Secured Debt	(9)	7/31/2025		9.09%	SF+	5.25%		5/1/2029	2,021	2,004	2,021
			Secured Debt	(9)	11/21/2025		8.63%	SF+	4.75%		5/1/2029	2,128	2,108	2,108
													15,927	16,160
Richardson Sales Solutions	(10)	Business Services
			Secured Debt	(9)	8/24/2023		8.86%	SF+	5.00%		8/24/2028	1,353	1,299	1,353
			Secured Debt	(9)	8/24/2023		8.86%	SF+	5.00%		8/24/2028	33,168	32,566	33,168
			Secured Debt	(9)	9/10/2024		8.93%	SF+	5.00%		8/24/2028	21,545	21,255	21,545
													55,120	56,066
Roof Opco, LLC	(10)	Residential Re-Roofing/Repair
			Secured Debt	(25)	8/27/2021						8/31/2029	—	(2)	—
			Secured Debt		8/27/2021		10.00%			10.00%	8/31/2029	3,376	3,360	2,444
			Secured Debt		8/27/2021		10.00%			10.00%	8/31/2029	3,376	3,360	2,375
													6,718	4,819
Royal Cup Inc.	(10)	Coffee Roaster and Beverage Solutions Provider
			Secured Debt	(9) (25)	11/26/2025			SF+	5.25%		11/26/2030	—	(221)	(221)
			Secured Debt	(9) (25)	11/26/2025			SF+	5.25%		11/26/2030	—	(83)	(83)
			Secured Debt	(9) (25)	11/26/2025			SF+	5.25%		11/26/2030	—	(359)	(359)
			Secured Debt	(9)	11/26/2025		8.98%	SF+	5.25%		11/26/2030	53,300	52,527	52,527
			Preferred Equity		11/26/2025	3,807,144							3,807	3,807
													55,671	55,671
Rug Doctor, LLC.	(10)	Carpet Cleaning Products and Machinery
			Secured Debt	(9)	7/16/2021		9.17%	SF+	5.50%		5/16/2028	3,721	3,720	3,721
			Secured Debt	(9)	7/16/2021		9.17%	SF+	5.50%		5/16/2028	6,831	6,737	6,831
													10,457	10,552
South Coast Terminals Holdings, LLC	(10)	Specialty Toll Chemical Manufacturer
			Secured Debt	(9) (25)	8/8/2024			SF+	5.25%		8/8/2029	—	—	—
			Secured Debt	(9)	8/8/2024		9.07%	SF+	5.25%		8/8/2029	53,320	53,022	53,320
			Secured Debt	(9)	7/31/2025		9.07%	SF+	5.25%		8/8/2029	10,475	10,383	10,475
			Common Equity		12/10/2021	864							864	1,013
													64,269	64,808

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2025
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

SPAU Holdings, LLC	(10)	Digital Photo Product Provider
			Secured Debt	(9) (25)	7/1/2022			SF+	7.00%		7/1/2027	—	(24)	—
			Secured Debt	(9)	7/1/2022		10.82%	SF+	7.00%		7/1/2027	15,409	15,291	15,409
			Common Stock		7/1/2022	638,710							639	630
													15,906	16,039
TEC Services, LLC	(10)	Provider of Janitorial Service for Food Retailers
			Secured Debt	(9) (25)	12/31/2024			SF+	5.50%		12/31/2029	—	(76)	(76)
			Secured Debt	(9) (25)	12/31/2024			SF+	5.50%		12/31/2029	—	(57)	(57)
			Secured Debt	(9)	12/31/2024		9.27%	SF+	5.50%		12/31/2029	32,010	31,633	31,903
													31,500	31,770
Tectonic Financial, LLC		Financial Services Organization
			Common Stock	(8)	5/15/2017	200,000							2,000	5,000

Tex Tech Tennis, LLC	(10)	Sporting Goods & Textiles
			Preferred Equity	(29)	7/7/2021	1,000,000							1,000	2,900

Titan Meter Midco Corp.	(10)	Value Added Distributor of a Variety of Metering and Measurement Products and Solutions to the Energy Industry
			Secured Debt	(9)	3/11/2024		10.17%	SF+	6.50%		3/11/2029	1,439	1,360	1,439
			Secured Debt	(9)	3/11/2024		10.17%	SF+	6.50%		3/11/2029	33,585	32,840	33,585
			Secured Debt	(9)	2/27/2025		10.17%	SF+	6.50%		3/11/2029	4,298	4,214	4,298
			Secured Debt	(9)	8/5/2025		10.17%	SF+	6.50%		3/11/2029	4,863	4,755	4,863
			Preferred Equity		3/11/2024	1,358,892	8.00%			8.00%			1,375	1,540
													44,544	45,725
U.S. TelePacific Corp.	(11)	Provider of Communications and Managed Services
			Secured Debt	(9) (14)	6/1/2023		12.32%	SF+	8.15%	7.00%	5/2/2027	9,811	2,611	3,998
			Secured Debt	(14)	6/1/2023						5/2/2027	1,003	20	—
													2,631	3,998
UBM AcquireCo LLC		Mail Commingling and Logistics Provider
			Secured Debt	(25)	12/20/2025						12/20/2027	—	(38)	(38)
			Secured Debt		12/20/2025		10.00%				12/20/2030	42,800	42,379	42,379
			Common Equity		12/20/2025	80							8,000	8,000
													50,341	50,341
UPS Intermediate, LLC	(10)	Provider of Maintenance, Repair, and Overhaul Services for Industrial Equipment Serving the Refining, Chemical, Midstream, Renewables, Power, and Utilities End Markets

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2025
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt	(9)	7/29/2024		9.97%	SF+	6.25%		7/27/2029	42,903	42,297	42,622
			Common Equity		7/29/2024	1,443,299							1,443	1,480
													43,740	44,102
UserZoom Technologies, Inc.	(10)	Provider of User Experience Research Automation Software
			Secured Debt	(9)	1/11/2023		11.63%	SF+	7.50%		4/5/2029	4,000	3,938	4,000

Vitesse Systems	(10)	Component Manufacturing and Machining Platform
			Secured Debt	(32)	12/22/2023		10.98%	SF+	7.00%		12/22/2028	7,727	7,599	7,727
			Secured Debt	(9)	12/22/2023		10.93%	SF+	7.00%		12/22/2028	41,650	41,032	41,650
													48,631	49,377
VORTEQ Coil Finishers, LLC	(10)	Specialty Coating of Aluminum and Light-Gauge Steel
			Common Equity	(8)	11/30/2021	1,038,462							1,038	3,610

Wash & Wax Systems LLC	(10)	Express Car Wash Operator
			Secured Debt	(9) (32)	4/30/2025		9.28%	SF+	5.50%		4/30/2028	322	322	322
			Secured Debt	(9)	4/30/2025		9.34%	SF+	5.50%		4/30/2028	7,546	7,546	7,546
			Secured Debt		4/30/2025		12.00%			12.00%	7/31/2028	5,353	5,353	5,353
			Common Equity		4/30/2025	3,219							3,410	1,520
													16,631	14,741
Watterson Brands, LLC	(10)	Facility Management Services
			Secured Debt	(14)	12/17/2021		12.00%			4.00%	12/17/2026	2,339	2,328	1,595
			Secured Debt	(14)	12/17/2021		12.00%			4.00%	12/17/2026	403	394	275
			Secured Debt	(14)	12/17/2021		12.00%			4.00%	12/17/2026	16,589	16,527	11,314
			Secured Debt	(14)	12/17/2021		12.00%			4.00%	12/17/2026	13,269	13,219	9,049
													32,468	22,233
Winter Services LLC	(10)	Provider of Snow Removal and Ice Management Services
			Secured Debt	(9) (32)	11/19/2021		11.49%	SF+	7.50%		11/19/2027	4,000	3,980	4,000
			Secured Debt	(9)	11/19/2021		11.75%	SF+	7.50%		11/19/2027	1,874	1,865	1,874
			Secured Debt	(9)	1/16/2024		10.75%	SF+	6.50%		11/19/2027	7,240	7,185	7,240
			Secured Debt	(9)	1/16/2024		12.75%	SF+	8.50%		11/19/2027	7,240	7,185	7,240
													20,215	20,354
Xenon Arc, Inc.	(10)	Tech-enabled Distribution Services to Chemicals and Food Ingredients Primary Producers
			Secured Debt	(9)	12/17/2021		9.54%	SF+	5.75%		12/20/2028	23,571	23,374	23,571
			Secured Debt	(9)	12/17/2021		9.72%	SF+	5.75%		12/20/2028	37,056	36,774	37,056
			Secured Debt	(9)	3/31/2025		9.52%	SF+	5.75%		12/20/2028	10,552	10,386	10,552

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2025
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

													70,534	71,179
YS Garments, LLC	(11)	Designer and Provider of Branded Activewear
			Secured Debt	(9) (26)	8/22/2018		11.48%	SF+	7.50%		8/9/2027	10,592	10,507	8,893

ZRG Partners, LLC	(10)	Talent Advisory Services Provider
			Secured Debt	(9)	6/14/2024		11.75%	P+	5.00%		6/14/2029	6,601	6,457	6,601
			Secured Debt	(9) (26)	6/14/2024		9.69%	SF+	6.00%		6/14/2029	11,781	11,558	11,781
			Secured Debt	(9)	6/14/2024		9.60%	SF+	6.00%		6/14/2029	6,502	6,409	6,502
			Secured Debt	(9)	6/14/2024		9.73%	SF+	6.00%		6/14/2029	46,518	45,853	46,518
													70,277	71,402
Subtotal Non-Control/Non-Affiliate investments (66.2% of net assets at fair value)													$2,018,755	$1,983,312
Total Portfolio Company investments, December 31, 2025 (184.3% of net assets at fair value)													$4,724,528	$5,518,117

Money market funds (included in cash and cash equivalents)
Dreyfus Government Cash Management (36)													$1,227	$1,227
Fidelity Government Fund (37)													1,171	1,171
Fidelity Treasury (31)													850	850
Total money market funds													$3,248	$3,248

____________________
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
December 31, 2025
(dollars in thousands)
(7)“Non-Control/Non-Affiliate” investments are defined by the 1940 Act as investments that are neither Control investments nor Affiliate investments.
(8)Income producing through dividends or distributions.
(9)Index based floating interest rate is subject to contractual minimum interest rate. As noted in this schedule, 96% of the loans (based on the par amount) contain Term Secured Overnight Financing Rate (“SOFR”) floors which range between 0.50% and 5.25%, with a weighted-average floor of 1.31%.
(10)Private Loan (as defined below) portfolio investment. See Note C — Fair Value Hierarchy for Investments — Portfolio Composition for a description of Private Loan portfolio investments.
(11)Middle Market (as defined below) portfolio investment. See Note C — Fair Value Hierarchy for Investments — Portfolio Composition for a description of Middle Market portfolio investments.
(12)Other Portfolio (as defined below) investment. See Note C — Fair Value Hierarchy for Investments — Portfolio Composition for a description of Other Portfolio investments.
(13)Investment is not a qualifying asset as defined under Section 55(a) of the 1940 Act (as defined below). Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets.
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
(19)Investments may have a portion, or all, of their income received from Paid-in-Kind (“PIK”) interest or dividends. PIK interest income and cumulative dividend income represent income not paid currently in cash. The difference between the Total Rate and PIK Rate represents the cash rate as of December 31, 2025.
(20)All portfolio company headquarters are based in the U.S., unless otherwise noted.
(21)Portfolio company headquarters are located outside of the U.S.
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
(23)The Company has entered into an intercreditor agreement that entitles the Company to the “last out” tranche of the first lien secured loans, whereby the “first out” tranche will receive priority as to the “last out” tranche with respect to payments of principal, interest, and any other amounts due thereunder. Therefore, the Company receives a higher interest rate than the contractual stated interest rate of 11.80% per the credit agreement and the Consolidated Schedule of Investments above reflects such higher rate.
(24)Investment Date represents the date of initial investment in the security position.
(25)The position is unfunded and no interest income is being earned as of December 31, 2025. The position may earn a nominal unused facility fee on committed amounts.
(26)Each new draw or funding on the facility has a different floating rate reset date. The rate presented represents a weighted-average rate for borrowings under the facility, as of December 31, 2025.
(27)Warrants are presented in equivalent shares/units with a strike price of $0.01 per share/unit.

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2025
(dollars in thousands)
(28)A majority of the variable rate loans in the Investment Portfolio (as defined below) bear interest at a rate that may be determined by reference to either SOFR (“SF”) or an alternate base rate (commonly based on the federal funds rate or the Prime rate (“P”)), which typically resets every one, three, or six months at the borrower’s option. SOFR based contracts may include a credit spread adjustment (the “Adjustment”) that is charged in addition to the stated spread. The Adjustment is applied when the SOFR, plus the Adjustment, exceeds the stated floor rate, as applicable. As of December 31, 2025, SOFR based contracts in the portfolio had Adjustments ranging from 0.10% to 0.26%.
(29)Shares/Units represent ownership in a related real estate or holding entity.
(30)Investment is not unitized. Presentation is made in percent of fully diluted ownership unless otherwise indicated.
(31)Effective yield as of December 31, 2025 was approximately 3.43% on the Fidelity Treasury.
(32)Revolving line of credit facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of December 31, 2025.
(33)Index based floating interest rate is subject to contractual maximum base rate of 3.00%.
(34)Index based floating interest rate is subject to contractual maximum base rate of 4.00%.
(35)Investment is accruing income at the fixed cash rate of 2.50% as of December 31, 2025.
(36)Effective yield as of December 31, 2025 was approximately 3.70% on the Dreyfus Government Cash Management.
(37)Effective yield as of December 31, 2025 was approximately 3.43% on the Fidelity Government Fund.

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
(20)All portfolio company headquarters are based in the U.S., unless otherwise noted.
(21)Portfolio company headquarters are located outside of the U.S.
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
(37)Effective yield as of December 31, 2024 was approximately 4.14% on the Fidelity Government Fund.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements

NOTE A — ORGANIZATION AND BASIS OF PRESENTATION
1.Organization
Main Street Capital Corporation (“MSCC” or, together with its consolidated subsidiaries, “Main Street” or the “Company”) is a principal investment firm primarily focused on providing customized long-term debt and equity capital solutions to lower middle market (“LMM”) companies (its “LMM investment strategy”) and debt capital to private (“Private Loan”) companies owned by or in the process of being acquired by a private equity fund (its “Private Loan investment strategy”). Main Street’s portfolio investments are typically made to support management buyouts, recapitalizations, growth financings, refinancings and acquisitions of companies that operate in diverse industry sectors. Main Street seeks to partner with entrepreneurs, business owners and management teams and generally provides “one-stop” debt and equity financing solutions within its LMM investment strategy. Main Street invests primarily in secured debt investments, equity investments, warrants and other securities of LMM companies typically based in the U.S. Main Street also seeks to partner with private equity fund sponsors in its Private Loan investment strategy and primarily invests in secured debt investments of Private Loan companies generally headquartered in the U.S.
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
The “Investment Portfolio,” as used herein, refers to all of Main Street’s investments in LMM portfolio companies, investments in Private Loan portfolio companies, investments in Middle Market portfolio companies, Other Portfolio investments, short-term portfolio investments (see Note C — Fair Value Hierarchy for Investments — Portfolio Composition — Investment Portfolio Composition) and the investment in the External Investment Manager (as defined below).
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
MSCC wholly owns several investment funds, including Main Street Mezzanine Fund, LP (“MSMF”) and Main Street Capital III, LP (“MSC III” and, together with MSMF, the “Funds”), and each of their general partners. The Funds are each licensed as a Small Business Investment Company (“SBIC”) by the U.S. Small Business Administration (“SBA”).
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
2.Basis of Presentation
Main Street’s consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies (“ASC 946”). For each of the periods presented herein, Main Street’s consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries. Main Street’s results of operations and cash flows for the years ended December 31, 2025, 2024 and 2023 and financial position as of December 31, 2025 and 2024 are presented on a consolidated basis. The effects of all intercompany transactions between MSCC and its consolidated subsidiaries have been eliminated in consolidation.
Principles of Consolidation
Under ASC 946, Main Street is precluded from consolidating other entities in which Main Street has equity investments, including those in which it has a controlling interest, unless the other entity is another investment company. An exception to this general principle in ASC 946 occurs if Main Street holds a controlling interest in an operating company that provides all or substantially all of its services directly to Main Street. Accordingly, as noted above, Main Street’s consolidated financial statements include the financial position and operating results for the Funds, the Taxable Subsidiaries and the Structured Subsidiaries. Main Street has determined that none of its portfolio investments qualify for this exception, including the investment in the External Investment Manager. Therefore, Main Street’s Investment Portfolio is carried on the Consolidated Balance Sheets at fair value (see Note B.1. — Summary of Significant Accounting Policies — Valuation of the Investment Portfolio below), with any adjustments to fair value recognized as “Net Unrealized Appreciation (Depreciation)” until the investment is realized, usually upon exit, resulting in any gain or loss being recognized as a “Net Realized Gain (Loss),” in both cases, on the Consolidated Statements of Operations.
Portfolio Investment Classification
Main Street classifies its Investment Portfolio in accordance with the requirements of the 1940 Act. Under the 1940 Act, (a) “Control” investments are defined as investments in which Main Street owns more than 25% of the voting securities or has rights to maintain greater than 50% of the board representation, (b) “Affiliate” investments are defined as investments in which Main Street owns between 5% and 25% (inclusive) of the voting securities and does not have rights to maintain greater than 50% of the board representation and (c) “Non-Control/Non-Affiliate” investments are defined as investments that are neither Control investments nor Affiliate investments. For purposes of determining the classification of its Investment Portfolio, Main Street has excluded consideration of any voting securities or board appointment rights held by advisory clients of the External Investment Manager.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
3.Revisions to the Presentation of Previously Issued Financial Statements
As of June 30, 2025, Main Street changed its tax presentation on the Consolidated Statement of Operations to voluntarily correct an immaterial error in order to comply with the applicable presentation requirements in 210.6-07 of Regulation S-X. Net investment income now includes excise tax expense and net investment income related federal and state income and other tax expenses. These revisions had no impact on net increase in net assets resulting from operations or net increase in net assets resulting from operations per share. All prior period net investment income and net investment income per share amounts presented in these consolidated financial statements and the notes thereto have been retrospectively adjusted to conform to the current presentation. The impact of the adjustments on the Consolidated Statement of Operations for the years ended December 31, 2024 and 2023 is as follows:

	Year Ended December 31, 2024
	As Previously Reported	Adjustments	As Revised

	(in thousands, except per share amounts)
Net investment income before taxes	$355,059	$—	$355,059
Excise tax expense	—	(5,851)	(5,851)
Federal and state income and other tax expenses	—	(7,807)	(7,807)
Net investment income	355,059	(13,658)	341,401
Net investment income per share	$4.09	$(0.16)	$3.93

Income tax provision on net realized gain (loss) and net unrealized appreciation	$—	$(16,975)	$(16,975)
Total income tax provision	$(30,633)	$30,633	$—

	Year Ended December 31, 2023
	As Previously Reported	Adjustments	As Revised

	(in thousands, except per share amounts)
Net investment income before taxes	$339,019	$—	$339,019
Excise tax expense	—	(3,190)	(3,190)
Federal and state income and other tax expenses	—	(5,087)	(5,087)
Net investment income	339,019	(8,277)	330,742
Net investment income per share	$4.14	$(0.10)	$4.04

Income tax provision on net realized gain (loss) and net unrealized appreciation	$—	$(14,365)	$(14,365)
Total income tax provision	$(22,642)	$22,642	$—
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
For LMM portfolio investments, Main Street generally reviews external events, including private mergers, sales and acquisitions involving comparable companies, and includes these events in the valuation process by using an enterprise value waterfall (“Waterfall”) valuation method for its LMM equity investments and an income approach using a yield-to-maturity model (“Yield-to-Maturity”) valuation method for its LMM debt investments. For Private Loan and Middle Market portfolio investments in debt securities for which it has determined that third-party quotes or other independent pricing are not available or appropriate, Main Street generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value the investment in a current hypothetical sale using the Yield-to-Maturity valuation method. For Middle Market and short-term portfolio investments in debt securities for which it has determined that third-party quotes or other independent prices are available, Main Street primarily uses quoted prices in the valuation process. Main Street determines the appropriateness of the use of third-party broker quotes, if any, in determining fair value based on its understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer, the depth and consistency of broker quotes and the correlation of changes in broker quotes with underlying performance of the portfolio company and other market indices. For its Other Portfolio equity investments, Main Street generally calculates the fair value of the investment primarily based on the NAV of the investment fund and adjusts the fair value for other factors deemed relevant that would affect the fair value of the investment. All of the valuation approaches for Main Street’s portfolio investments estimate the value of the investment as if Main Street were to sell, or exit, the investment as of the measurement date.
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
Pursuant to its internal valuation process and the requirements under the 1940 Act, Main Street performs valuation procedures on each of its portfolio investments quarterly. In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its LMM portfolio companies, Main Street, among other things, consults with a nationally recognized independent financial advisory services firm (the “Financial Advisory Firm”). The Financial Advisory Firm analyzes and provides observations, recommendations and an assurance certification regarding Main Street’s determinations of the fair value of its LMM portfolio company investments. The Financial Advisory Firm is generally consulted relative to Main Street’s investments in each LMM portfolio company at least once every calendar year, and for Main Street’s investments in new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the Financial Advisory Firm on its investments in one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street’s investment in a LMM portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with and received an assurance certification from the Financial Advisory Firm in arriving at its determination of fair value for its investments in a total of 71 and 68 LMM portfolio companies during the years ended December 31, 2025 and 2024, respectively, representing 88% and 93% of the total LMM portfolio at fair value as of December 31, 2025 and 2024, respectively. Excluding its investments in LMM portfolio companies that, as of December 31, 2025 and 2024, as applicable, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment or whose primary purpose is to own real estate for which a third-party appraisal is obtained on at least an annual basis, 99% of the LMM portfolio at fair value was reviewed and certified by the Financial Advisory Firm during both of the years ended December 31, 2025 and 2024.
For valuation purposes, substantially all of Main Street’s Private Loan portfolio investments are non-control investments. For Private Loan portfolio investments for which it has determined that third-party quotes or other independent pricing are not available or appropriate, Main Street generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value such Private Loan debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method and such Private Loan equity investments in a current hypothetical sale using the Waterfall valuation method.
In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its Private Loan portfolio companies, Main Street, among other things, consults with the Financial Advisory Firm. The Financial Advisory Firm analyzes and provides observations, recommendations and an assurance certification regarding Main Street’s determinations of the fair value of its Private Loan portfolio company investments. The Financial Advisory Firm is generally consulted relative to Main Street’s investments in each Private Loan portfolio company at least once every calendar year, and for Main Street’s investments in new Private Loan portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the Financial Advisory Firm on its investments in one or more Private Loan portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street’s investment in a Private Loan portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with and received an assurance certification from the Financial Advisory Firm in arriving at its determination of fair value for its investments in a total of 61 and 66 Private Loan portfolio companies during the years ended December 31, 2025 and 2024, respectively, representing 87% and 85% of the total Private Loan portfolio at fair value as of December 31, 2025 and 2024, respectively. Excluding its investments in Private Loan portfolio companies that, as of December 31, 2025 and 2024, as applicable, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment, 98% and 97% of the Private Loan portfolio at fair value was reviewed and certified by the Financial Advisory Firm during the years ended December 31, 2025 and 2024, respectively.
For valuation purposes, all of Main Street’s Middle Market portfolio investments are non-control investments. To the extent sufficient observable inputs are available to determine fair value, Main Street uses observable inputs to determine the fair value of these investments through obtaining third-party quotes or other independent pricing. For Middle Market portfolio investments for which it has determined that third-party quotes or other independent pricing are not available or appropriate, Main Street generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value such Middle Market debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method and such Middle Market equity investments in a current hypothetical sale using the Waterfall valuation method. Main Street generally consults on a limited basis with the Financial Advisory Firm in connection with determining the fair value of its Middle Market portfolio investments due to the nature of these investments. The vast majority (95% and 97% as of December 31, 2025 and 2024, respectively) of the Middle Market portfolio investments (i) are valued using third-party quotes or other independent pricing services or (ii) Main Street has consulted with and received an assurance certification from the Financial Advisory Firm within the last twelve months.

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
For valuation purposes, all of Main Street’s Other Portfolio investments are non-control investments. Main Street’s Other Portfolio investments comprised 2.4% and 2.5% of Main Street’s Investment Portfolio at fair value as of December 31, 2025 and 2024, respectively. Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments are generally not readily available. For its Other Portfolio equity investments, Main Street generally determines the fair value of these investments using the NAV valuation method.
For valuation purposes, Main Street’s investment in the External Investment Manager is a control investment. Market quotations are not readily available for this investment, and as a result, Main Street determines the fair value of the External Investment Manager using the Waterfall valuation method under the market approach. In estimating the enterprise value, Main Street analyzes various factors, including the entity’s historical and projected financial results, as well as its size, marketability and performance relative to the population of market comparables, and the valuations for comparable publicly traded companies and private transactions involving comparable companies. This valuation approach estimates the value of the investment as if Main Street were to sell, or exit, the investment. In addition, Main Street considers its ability to control the capital structure of the company, as well as the timing of a potential exit, in connection with determining the fair value of the External Investment Manager. Main Street consults with and receives an assurance certification from the Financial Advisory Firm in arriving at its determination of fair value for its investment in the External Investment Manager on a quarterly basis, including as of December 31, 2025 and 2024.
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
Rule 2a-5 under the 1940 Act permits a BDC’s board of directors to designate its executive officers or investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board. Main Street’s Board of Directors has approved policies and procedures pursuant to Rule 2a-5 (the “Valuation Procedures”) and has designated a group of its executive officers to serve as the Board of Directors’ valuation designee. Main Street believes its Investment Portfolio as of December 31, 2025 and 2024 approximates fair value as of those dates based on the markets in which it operates and other conditions in existence on those reporting dates.
2.Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results may differ from these estimates under different conditions or assumptions. Additionally, as explained in Note B.1. — Summary of Significant Accounting Policies — Valuation of the Investment Portfolio, the consolidated financial statements include investments in the Investment Portfolio whose values have been estimated by Main Street, pursuant to the Valuation Procedures, in the absence of readily ascertainable market values. Because of the inherent uncertainty of the Investment Portfolio valuations, those estimated values may differ materially from the values that would have been determined had a ready market for the securities existed.

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
3.Cash and Cash Equivalents
Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase. Cash and cash equivalents are carried at cost, which approximates fair value. As of December 31, 2025 and 2024, the Company had $3.2 million and $6.5 million, respectively, of cash equivalents invested in AAA-rated money market funds pending investment in the Company’s primary investment strategies. These highly liquid investments are included in the Consolidated Schedule of Investments.
As of December 31, 2025 and 2024, cash balances totaling $35.4 million and $67.5 million, respectively, exceeded Federal Deposit Insurance Corporation insurance protection levels, subjecting the Company to risk related to the uninsured balance.
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
As of December 31, 2025, investments on non-accrual status comprised 1.0% of Main Street’s total Investment Portfolio at fair value and 3.3% at cost. As of December 31, 2024, investments on non-accrual status comprised 0.9% of Main Street’s total Investment Portfolio at fair value and 3.5% at cost.
Main Street holds certain debt and preferred equity instruments in its Investment Portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (see Note B.10. — Summary of Significant Accounting Policies — Income Taxes below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the PIK interest and cumulative dividends in cash. Main Street stops accruing PIK interest and cumulative dividends and writes off any accrued and uncollected interest and dividends in arrears when it determines that such PIK interest and dividends in arrears are no longer collectible. For the years ended December 31, 2025, 2024 and 2023, (i) 2.8%, 4.2% and 2.2%, respectively, of Main Street’s total investment income was attributable to PIK interest income not paid currently in cash and (ii) 0.7%, 0.5% and 0.3%, respectively, of Main Street’s total investment income was attributable to cumulative dividend income not paid currently in cash.
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
A presentation of total investment income Main Street earned from its Investment Portfolio in each of the periods presented is as follows:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Interest, dividend and fee income:
Interest income	$404,919	$420,651	$390,737
Dividend income	141,032	97,231	94,796
Fee income	20,440	23,144	14,852
Total investment income	$566,391	$541,026	$500,385
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
To maintain RIC tax treatment (see Note B.10. — Summary of Significant Accounting Policies — Income Taxes below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the interest income. For the years ended December 31, 2025, 2024 and 2023, 1.7%, 2.0% and 1.8%, respectively, of Main Street’s total investment income was attributable to interest income from the accretion of discounts associated with debt investments, net of any premium amortization.

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
9.Deferred Compensation Plan
Main Street’s Nonqualified Supplemental Deferred Compensation Plan (the “Deferred Compensation Plan”) allows directors and certain employees to defer receipt of some or all of their cash compensation or directors’ fees in accordance with the terms of the Deferred Compensation Plan. Deferred Compensation Plan participants elect one or more investment options, including phantom Main Street stock units, interests in affiliated funds and various mutual funds, where their deferred amounts are notionally invested, and Main Street invests the deferred amounts through a trust (except for phantom Main Street stock units), pending distribution.
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
15.Recently Issued or Adopted Accounting Standards
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. The amendments in this update require more disaggregated information on income taxes paid. ASU 2023-09 is effective for years beginning after December 15, 2024. See Note G — Dividends, Distributions and Taxable Income for additional disclosures related to this guidance.
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
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
As of December 31, 2025 and 2024, all of Main Street’s LMM portfolio investments consisted of illiquid securities issued by privately held companies and the fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of Main Street’s LMM portfolio investments were categorized as Level 3 as of December 31, 2025 and 2024.
As of December 31, 2025 and 2024, all of Main Street’s Private Loan portfolio investments consisted of illiquid securities issued by privately held companies. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street’s Private Loan portfolio investments were categorized as Level 3 as of December 31, 2025 and 2024.
As of December 31, 2025 and 2024, Main Street’s Middle Market portfolio investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street’s Middle Market portfolio investments were categorized as Level 3 as of December 31, 2025 and 2024.
As of December 31, 2025 and 2024, Main Street’s Other Portfolio investments consisted primarily of illiquid securities issued by privately held entities and the fair value determination for these investments primarily consisted of unobservable inputs. Main Street also has an equity investment in MSC Income Fund, Inc. (“MSC Income”), which began trading on the New York Stock Exchange (“NYSE”) on January 29, 2025. As a result, beginning on March 31, 2025, Main Street adjusted the basis in its valuation approach to align with the quoted price of MSC Income shares on the NYSE. Therefore, as of December 31, 2025, the equity investment in MSC Income was categorized as a Level 1 investment. The remainder of Main Street’s Other Portfolio investments were categorized as Level 3 as of December 31, 2025 and 2024.
As of December 31, 2025 and 2024, Main Street did not hold any short-term portfolio investments.
As of December 31, 2025 and 2024, all money market funds included in cash and cash equivalents were valued using Level 1 inputs.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
The fair value determination of each portfolio investment categorized as Level 3 required one or more of the following unobservable inputs:
•Financial information obtained from each portfolio company, including unaudited statements of operations and balance sheets for the most recent period available as compared to budgeted financial information;
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
A summary of the significant unobservable inputs used in the fair value measurement of Main Street’s Level 3 portfolio investments as of December 31, 2025 and 2024 is as follows:

Type of Investment	Fair Value as of December 31, 2025 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range (4)	Weighted-Average (4)(5)	Median (4)
Equity investments	$1,889,374	Discounted cash flow	WACC	9.4% - 22.7%	14.4%	15.0%
		Market comparable / Enterprise value	EBITDA multiple (1) (3)	5.0x - 9.0x (2)	7.3x	6.5x
Debt investments	$3,596,989	Discounted cash flow	Risk adjusted discount rate (6)	8.0% - 18.3% (2)	11.7%	11.5%
			Expected principal recovery percentage	0.0% - 500.0%	99.5%	100.0%
Debt investments	$10,342	Market approach	Third-party quote	14.5 - 63.0	52.2	40.8
Total Level 3 investments	$5,496,705
___________________________
(1)EBITDA may include pro forma adjustments and/or other add-backs based on specific circumstances related to each investment.
(2)Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 1.2x - 16.0x and the range for risk adjusted discount rate is 5.4% - 40.4%.
(3)The fair value of the equity investment in the External Investment Manager is based on a fee multiple of 7.8x. The fair value determination is based on a discounted, blended multiple based on the multiples for similar businesses in active markets and actual multiples used in private transactions.
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
___________________________
(1)EBITDA may include pro forma adjustments and/or other add-backs based on specific circumstances related to each investment.
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
A summary of changes in the fair value of Main Street’s Level 3 portfolio investments for the years ended December 31, 2025 and 2024 is as follows (in thousands):

Type of Investment	Fair Value as of December 31, 2024	Transfers Out of Level 3 Hierarchy	Redemptions/ Repayments	New Investments	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other (1)	Fair Value as of December 31, 2025
Debt	$3,278,365	$—	$(907,682)	$1,265,274	$67,307	$(41,643)	$(54,290)	$3,607,331
Equity	1,637,181	(16,810)	(61,355)	183,497	(130,407)	191,809	54,290	1,858,205
Equity Warrant	17,123	—	(600)	—	600	14,046	—	31,169
	$4,932,669	$(16,810)	$(969,637)	$1,448,771	$(62,500)	$164,212	$—	$5,496,705
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
As of December 31, 2025 and 2024, Main Street’s investments at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurements
		(in thousands)
December 31, 2025	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LMM portfolio investments	$3,057,023	$—	$—	$3,057,023
Private Loan portfolio investments	1,988,438	—	—	1,988,438
Middle Market portfolio investments	83,498	—	—	83,498
Other Portfolio investments	134,138	21,412	—	112,726
External Investment Manager	255,020	—	—	255,020
Total investments	$5,518,117	$21,412	$—	$5,496,705

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)

		Fair Value Measurements
		(in thousands)
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
Main Street’s LMM investment strategy is focused on investments in secured debt and equity investments in privately held, LMM companies based in the U.S. Main Street’s LMM portfolio companies generally have annual revenues between $10 million and $150 million, and its LMM investments generally range in size from $5 million to $125 million. The LMM debt investments are generally secured by a first priority lien on the assets of the portfolio company, can include either fixed or floating interest rates and generally have a term of between five and seven years from the original investment date. Main Street typically makes direct equity investments and/or receives nominally priced equity warrants in connection with a LMM portfolio company debt investment.
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
Main Street’s Other Portfolio investments primarily consist of investments that are not consistent with the typical profiles for its LMM, Private Loan or Middle Market portfolio investments, including investments in unaffiliated investment companies and private funds which may be managed by third parties. In the Other Portfolio, Main Street may incur indirect fees and expenses in connection with investments managed by third parties, such as investments in other investment companies or private funds. For Other Portfolio investments, Main Street generally receives distributions related to the assets held by the portfolio company. Those assets are typically expected to be realized over a five to ten-year period.
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
Main Street’s external asset management business is conducted through its External Investment Manager. The External Investment Manager earns management fees based on the assets under management for External Parties and may earn incentive fees, or a carried interest, based on the performance of the assets managed. Main Street entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for its relationship with MSC Income and its other clients. Through this agreement, Main Street shares employees with the External Investment Manager, including their related infrastructure, business relationships, management expertise and capital raising capabilities. Main Street allocates the related expenses to the External Investment Manager pursuant to the sharing agreement. Main Street’s total expenses are net of expenses allocated to the External Investment Manager of $23.5 million, $23.1 million and $22.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Investment income, consisting of interest, dividends and fees, can fluctuate dramatically due to various factors, including the level of new investment activity, repayments of debt investments or sales of equity interests. Investment income in any given year could also be highly concentrated among several portfolio companies. For the years ended December 31, 2025, 2024 and 2023, Main Street did not record investment income from any single portfolio company in excess of 10% of total investment income.
A summary of Main Street’s LMM and Private Loan portfolio investments as of December 31, 2025 and 2024 is as follows (this information excludes Middle Market, Other Portfolio investments and the External Investment Manager, which are discussed further below):

	December 31, 2025
	LMM (a)	Private Loan

	(dollars in millions)
Number of portfolio companies	92	86
Fair value	$3,057.0	$1,988.4
Cost	$2,419.3	$2,014.1
Debt investments as a % of portfolio (at cost)	71.2%	93.5%
Equity investments as a % of portfolio (at cost)	28.8%	6.5%
% of debt investments at cost secured by first priority lien	99.4%	99.9%
Weighted-average annual effective yield (b)	12.5%	10.5%
Average EBITDA (c)	$11.1	$33.9
___________________________
(a)As of December 31, 2025, Main Street had equity ownership in all of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was 37%.
(b)The weighted-average annual effective yields were computed using the effective interest rates for all debt investments as of December 31, 2025, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt investments and any debt investments on non-accrual status, and are weighted based upon the principal amount of each applicable debt investment as of December 31, 2025. The weighted-average annual effective yield on Main Street’s debt portfolio as of December 31, 2025, including debt investments on non-accrual status, was 12.0% for its LMM portfolio investments and 10.1% for its Private Loan portfolio investments. The weighted-average annual effective yield is not reflective of what an investor in shares of Main Street’s common stock will realize on its investment because it does not reflect changes in the market value of Main Street’s stock, Main Street’s utilization of debt capital in its capital structure, Main Street’s expenses or any sales load paid by an investor.
(c)The average EBITDA is calculated using a simple average for LMM portfolio companies and a weighted-average for Private Loan portfolio companies. These calculations exclude certain portfolio companies, including five LMM portfolio companies and six Private Loan portfolio companies, as EBITDA is not a meaningful valuation metric for Main Street’s investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate and those portfolio companies whose primary operations have ceased and only residual value remains.

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
(b)The weighted-average annual effective yields were computed using the effective interest rates for all debt investments as of December 31, 2024, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt investments and any debt investments on non-accrual status, and are weighted based upon the principal amount of each applicable debt investment as of December 31, 2024. The weighted-average annual effective yield on Main Street’s debt portfolio as of December 31, 2024, including debt investments on non-accrual status, was 12.3% for its LMM portfolio investments and 11.5% for its Private Loan portfolio investments. The weighted-average annual effective yield is not reflective of what an investor in shares of Main Street’s common stock will realize on its investment because it does not reflect changes in the market value of Main Street’s stock, Main Street’s utilization of debt capital in its capital structure, Main Street’s expenses or any sales load paid by an investor.
(c)The average EBITDA is calculated using a simple average for LMM portfolio companies and a weighted-average for Private Loan portfolio companies. These calculations exclude certain portfolio companies, including five LMM portfolio companies and five Private Loan portfolio companies, as EBITDA is not a meaningful valuation metric for Main Street’s investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate and those portfolio companies whose primary operations have ceased and only residual value remains.
For the years ended December 31, 2025 and 2024, Main Street achieved a total return on investments of 16.4% and 17.9%, respectively. Total return on investments equals the total interest, dividend and fee income plus realized and unrealized changes in the fair value of the Investment Portfolio divided by the average quarterly Investment Portfolio balance at cost, in each case for the specified period. Main Street’s total return on investments is not reflective of what an investor in shares of Main Street’s common stock will realize on its investment because it does not reflect changes in the market value of Main Street’s stock, Main Street’s utilization of debt capital in its capital structure, Main Street’s expenses or any sales load paid by an investor.
As of December 31, 2025, Main Street had Other Portfolio investments in 33 entities, spread across 13 investment managers, collectively totaling $134.1 million in fair value and $141.6 million in cost basis, which comprised 2.4% and 3.0% of Main Street’s Investment Portfolio at fair value and cost, respectively. As of December 31, 2024, Main Street had Other Portfolio investments in 31 entities, spread across 12 investment managers, collectively totaling $124.1 million in fair value and $122.5 million in cost basis, which comprised 2.5% and 2.9% of Main Street’s Investment Portfolio at fair value and cost, respectively.
As of December 31, 2025, Main Street had Middle Market portfolio investments in 11 portfolio companies, collectively totaling $83.5 million in fair value and $120.1 million in cost basis, which comprised 1.5% and 2.5% of Main Street’s Investment Portfolio at fair value and cost, respectively. As of December 31, 2024, Main Street had Middle Market portfolio investments in 15 portfolio companies, collectively totaling $155.3 million in fair value and $195.0 million in cost basis, which comprised 3.1% and 4.6% of Main Street’s Investment Portfolio at fair value and cost, respectively.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
As discussed further in Note A.1. — Organization and Basis of Presentation — Organization, Main Street holds an investment in the External Investment Manager, a wholly-owned subsidiary that is treated as a portfolio investment. As of December 31, 2025, this investment had a fair value of $255.0 million and a cost basis of $29.5 million, which comprised 4.6% and 0.6% of Main Street’s Investment Portfolio at fair value and cost, respectively. As of December 31, 2024, this investment had a fair value of $246.0 million and a cost basis of $29.5 million, which comprised 5.0% and 0.7% of Main Street’s Investment Portfolio at fair value and cost, respectively.
The composition of Main Street’s total combined LMM, Private Loan and Middle Market portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM, Private Loan and Middle Market portfolio investments, as of December 31, 2025 and 2024, is as follows (this information excludes Other Portfolio investments and the External Investment Manager, which are discussed above):

Cost:	December 31, 2025	December 31, 2024
First lien debt	80.9%	82.9%
Equity	18.6	16.4
Second lien debt	0.1	0.2
Equity warrants	0.2	0.3
Other	0.2	0.2
	100.0%	100.0%

Fair Value:	December 31, 2025	December 31, 2024
First lien debt	69.8%	71.4%
Equity	29.4	27.8
Second lien debt	—	0.2
Equity warrants	0.6	0.4
Other	0.2	0.2
	100.0%	100.0%
Main Street’s LMM, Private Loan and Middle Market portfolio companies are located primarily in the U.S. The geographic composition is determined by the location of the corporate headquarters of the portfolio company. The composition of Main Street’s total combined LMM, Private Loan and Middle Market portfolio investments by geographic region of the U.S. and other countries at cost and fair value as a percentage of the total combined LMM, Private Loan and Middle Market portfolio investments, as of December 31, 2025 and 2024, is as follows (this information excludes Other Portfolio investments and the External Investment Manager):

Cost:	December 31, 2025	December 31, 2024
West	25.3%	25.1%
Midwest	19.2	22.7
Southwest	19.0	16.7
Southeast	17.5	11.6
Northeast	15.4	21.2
Canada	2.2	1.3
Other Non-U.S.	1.4	1.4
	100.0%	100.0%

Fair Value:	December 31, 2025	December 31, 2024
West	24.8%	24.1%
Southwest	23.0	20.1
Midwest	20.1	24.2
Southeast	15.8	9.7
Northeast	13.1	19.4
Canada	1.9	1.2
Other Non-U.S.	1.3	1.3
	100.0%	100.0%

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
Main Street’s LMM, Private Loan and Middle Market portfolio investments are in companies conducting business in a variety of industries. The composition of Main Street’s total combined LMM, Private Loan and Middle Market portfolio investments by industry at cost and fair value, as of December 31, 2025 and 2024, is as follows (this information excludes Other Portfolio investments and the External Investment Manager):

Cost:	December 31, 2025	December 31, 2024
Machinery	8.3%	9.2%
Commercial Services & Supplies	6.8	5.5
Construction & Engineering	6.1	3.8
Electrical Equipment	5.9	3.9
Professional Services	5.3	5.4
Distributors	5.0	4.0
Diversified Consumer Services	4.7	4.3
Health Care Providers & Services	4.2	4.3
Internet Software & Services	4.2	7.1
IT Services	3.7	4.1
Containers & Packaging	3.3	3.8
Auto Components	3.2	4.0
Textiles, Apparel & Luxury Goods	2.5	2.8
Tobacco	2.5	2.8
Energy Equipment & Services	2.4	2.8
Aerospace & Defense	2.3	1.6
Leisure Equipment & Products	2.1	2.4
Software	2.1	2.2
Computers & Peripherals	2.0	2.8
Specialty Retail	2.0	2.0
Communications Equipment	1.9	2.1
Trading Companies & Distributors	1.8	0.8
Media	1.6	1.7
Air Freight & Logistics	1.5	0.5
Chemicals	1.4	1.3
Food & Staples Retailing	1.4	1.6
Food Products	1.4	1.6
Beverages	1.2	—
Hotels, Restaurants & Leisure	1.1	1.3
Oil, Gas & Consumable Fuels	1.1	—
Internet & Catalog Retail	1.0	1.1
Health Care Equipment & Supplies	0.8	1.1
Diversified Financial Services	0.7	1.4
Building Products	0.4	1.5
Other (1)	4.1	5.2
	100.0%	100.0%
___________________________
(1)Includes various industries with each industry individually less than 1.0% of the total combined LMM, Private Loan and Middle Market portfolio investments at each date.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)

Fair Value:	December 31, 2025	December 31, 2024
Machinery	10.2%	11.0%
Construction & Engineering	6.5	4.3
Diversified Consumer Services	6.1	6.0
Commercial Services & Supplies	5.9	4.8
Electrical Equipment	5.9	3.7
Distributors	5.5	4.2
Professional Services	5.2	5.2
Health Care Providers & Services	3.8	4.5
IT Services	3.8	3.7
Computers & Peripherals	3.6	4.6
Containers & Packaging	3.4	3.8
Internet Software & Services	3.4	5.9
Auto Components	3.0	3.6
Tobacco	2.6	2.9
Energy Equipment & Services	2.5	2.9
Specialty Retail	2.4	2.5
Software	2.2	2.3
Aerospace & Defense	2.0	1.6
Textiles, Apparel & Luxury Goods	1.9	1.9
Communications Equipment	1.7	1.4
Media	1.6	1.9
Trading Companies & Distributors	1.6	0.7
Leisure Equipment & Products	1.4	1.7
Air Freight & Logistics	1.3	0.9
Chemicals	1.3	1.2
Beverages	1.1	—
Food & Staples Retailing	1.1	1.2
Food Products	1.1	1.5
Oil, Gas & Consumable Fuels	1.0	—
Diversified Financial Services	0.7	1.3
Internet & Catalog Retail	0.7	1.0
Building Products	0.5	1.4
Other (1)	5.0	6.4
	100.0%	100.0%
___________________________
(1)Includes various industries with each industry individually less than 1.0% of the total combined LMM, Private Loan and Middle Market portfolio investments at each date.
As of December 31, 2025 and 2024, Main Street had no portfolio investment that was greater than 10% of the Investment Portfolio at fair value.

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
As of December 31, 2025, 2024 and 2023, Main Street had no single investment that qualified as a significant subsidiary under either the investment or income tests.
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
The External Investment Manager serves as the investment adviser and administrator to MSC Income pursuant to an Investment Advisory and Administrative Services Agreement entered into in October 2020 between the External Investment Manager and MSC Income (as amended and restated on January 29, 2025, the “Advisory Agreement”). Under the Advisory Agreement, prior to January 29, 2025, the External Investment Manager earned a 1.75% annual base management fee on MSC Income’s average total assets, a subordinated incentive fee on income equal to 20% of pre-incentive fee net investment income above a specified investment return hurdle rate and a 20% incentive fee on cumulative net realized capital gains in exchange for providing advisory services to MSC Income. On and after January 29, 2025, under the Advisory Agreement, the External Investment Manager earns a 1.5% annual base management fee on MSC Income’s average total assets (including cash and cash equivalents), payable quarterly in arrears (with additional future contractual reductions based upon changes to MSC Income’s investment portfolio composition), a subordinated incentive fee on income equal to 17.5% of pre-incentive fee net investment income above a specified investment return hurdle rate, subject to a 50% / 50% catch-up feature, and a 17.5% incentive fee on cumulative net realized capital gains from January 29, 2025. As of December 31, 2025, MSC Income had an expense accrual for $2.8 million of incentive fees on capital gains payable to the External Investment Manager. However, no capital gains incentive fees were currently contractually payable to the External Investment Manager.
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
Main Street shares employees with the External Investment Manager and allocates costs related to such shared employees to the External Investment Manager generally based on a combination of the direct time spent, new investment activities and assets under management, depending on the nature of the expense. The total contribution of the External Investment Manager to Main Street’s net investment income consists of the combination of the expenses allocated to the External Investment Manager and the dividend income earned from the External Investment Manager. For the years ended December 31, 2025, 2024 and 2023, the total contribution to Main Street’s net investment income was $34.6 million, $34.3 million and $33.4 million, respectively.
Summarized financial information from the separate financial statements of the External Investment Manager as of December 31, 2025 and 2024 and for the years ended December 31, 2025, 2024 and 2023 is as follows:

	December 31, 2025	December 31, 2024

	(in thousands)
Accounts receivable - advisory clients	$11,415	$10,183
Intangible asset	29,500	29,500
Total assets	$40,915	$39,683

Accounts payable to MSCC and its subsidiaries	$8,734	$7,785
Dividend payable to MSCC and its subsidiaries	2,681	2,398
Equity	29,500	29,500
Total liabilities and equity	$40,915	$39,683

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Management fee income	$22,870	$23,877	$22,424
Incentive fees	14,537	13,732	13,442
Administrative services fees	701	639	608
Total revenues	38,108	38,248	36,474
Expenses allocated from MSCC or its subsidiaries:
Salaries, share-based compensation and other personnel costs	(19,935)	(19,843)	(18,794)
Other G&A expenses	(3,598)	(3,245)	(3,256)
Total allocated expenses	(23,533)	(23,088)	(22,050)
Other direct G&A expenses	(68)	(229)	(260)
Total expenses	(23,601)	(23,317)	(22,310)
Net income before taxes	14,507	14,931	14,164
Tax expense	(3,434)	(3,671)	(2,855)
Net income	$11,073	$11,260	$11,309
NOTE E — DEBT
A summary of Main Street’s debt as of December 31, 2025 is as follows:

	Outstanding Balance	Unamortized Debt Issuance Costs (1)	Recorded Value	Estimated Fair Value (2)

	(in thousands)
Corporate Facility	$432,000	$—	$432,000	$432,000
SPV Facility	86,000	—	86,000	86,000
July 2026 Notes	500,000	(285)	499,715	496,150
June 2027 Notes	400,000	(431)	399,569	408,764
August 2028 Notes	350,000	(2,004)	347,996	352,293
March 2029 Notes	350,000	(2,279)	347,721	365,649
SBIC debentures	350,000	(5,407)	344,593	310,930
Total Debt	$2,468,000	$(10,406)	$2,457,594	$2,451,786
___________________________
(1)The unamortized debt issuance costs for the Credit Facilities are reflected as Deferred financing costs on the Consolidated Balance Sheets, while the deferred debt issuance costs related to the July 2026 Notes, June 2027 Notes, August 2028 Notes, March 2029 Notes and SBIC debentures are reflected as contra-liabilities on the Consolidated Balance Sheets.
(2)Estimated fair value for outstanding debt is shown as if Main Street had adopted the fair value option under ASC 825, Financial Instruments (“ASC 825”). See discussion of the methods used to estimate the fair value of Main Street’s debt in Note B.12. — Summary of Significant Accounting Policies — Fair Value of Financial Instruments.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
A summary of Main Street’s debt as of December 31, 2024 is as follows:

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
A summary of Main Street’s interest expense for the years ended December 31, 2025, 2024 and 2023 is as follows:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Corporate Facility	$19,316	$27,108	$26,605
SPV Facility	12,952	12,734	14,491
July 2026 Notes	15,526	15,526	15,526
June 2027 Notes	26,287	13,361	—
August 2028 Notes	7,366	—	—
March 2029 Notes	25,045	24,269	—
SBIC debentures	12,462	10,690	11,394
December 2025 Notes	9,044	12,123	11,704
May 2024 Notes	—	7,618	22,855
Total Interest Expense	$127,998	$123,429	$102,575
A summary of Main Street’s weighted-average amount of total borrowings outstanding and overall weighted-average effective interest rate including amortization of debt issuance costs, original issuance discounts and premiums and fees on unused lender commitments for the years ended December 31, 2025, 2024 and 2023 is as follows:

	Year Ended December 31,
	2025	2024	2023

	(dollars in millions)
Weighted-average borrowings outstanding	$2,229.7	$2,105.6	$1,949.0
Weighted-average effective interest rate	5.7%	5.9%	5.3%

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
As of December 31, 2025, the Corporate Facility included (i) total commitments of $1.145 billion from a diversified group of 18 lenders, (ii) an accordion feature with the right to request an increase in commitments under the facility from new and existing lenders on the same terms and conditions as the existing commitments up to a total of $1.718 billion and (iii) a revolving period through April 2029 and a final maturity date in April 2030.
As of December 31, 2025, borrowings under the Corporate Facility bore interest, subject to Main Street’s election and resetting on a monthly basis on the first of each month, at a rate equal to the applicable SOFR plus a credit spread adjustment of 0.10% plus 1.775% (or 1.65% after satisfying certain step-down conditions in the future). Main Street pays unused commitment fees of 0.25% on the unused lender commitments under the Corporate Facility. The Corporate Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the equity ownership and assets of the Funds, the Structured Subsidiaries and the External Investment Manager. In connection with the Corporate Facility, MSCC has made customary representations and warranties and is subject to certain leverage and borrowing base limitations, covenants, reporting and other requirements customary for similar credit facilities.
As of December 31, 2025, the interest rate for borrowings on the Corporate Facility was 5.7%. The average interest rate for borrowings under the Corporate Facility was 6.1% and 7.1% for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, Main Street was in compliance with all financial covenants of the Corporate Facility.
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
As of December 31, 2025, the SPV Facility included (i) total commitments of $600.0 million from a diversified group of six lenders, (ii) an accordion feature providing MSCC Funding with the right to request increases in commitments under the facility, subject to the satisfaction of various conditions, from new and existing lenders on the same terms and conditions as the existing commitments to up to a total of $800.0 million and (iii) a revolving period through September 2028 and a final maturity date in September 2030. Advances under the SPV Facility bear interest at a rate equal to the applicable SOFR in effect, plus an applicable margin of 1.95% during the revolving period and 2.075% and 2.20% during the first and second years thereafter, respectively. MSCC Funding pays a commitment fee of 0.40% on the unused lender commitments up to 50% of the total lender commitments and 0.75% on the unused lender commitments greater than 50% of the total lender commitments. The SPV Facility is secured by a first lien on the assets of MSCC Funding and its subsidiaries. In connection with the SPV Facility, MSCC Funding has made customary representations and warranties and is subject to certain leverage and borrowing base limitations, covenants, reporting and other requirements customary for similar credit facilities.
As of December 31, 2025, the interest rate for borrowings on the SPV Facility was 5.8%. The average interest rate for borrowings under the SPV Facility was 6.3% and 7.7% for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, MSCC Funding was in compliance with all financial covenants of the SPV Facility.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
MSCC Funding’s balance sheets as of December 31, 2025 and 2024 are as follows:
Balance Sheets
(in thousands)

	December 31, 2025	December 31, 2024

ASSETS
Investments at fair value:
Control investments (cost: $13,840 as of December 31, 2025)	$12,128	$—
Non-Control investments (cost: $335,114 and $351,053 as of December 31, 2025 and 2024, respectively)	331,965	350,892
Total investments (cost: $348,954 and $351,053 as of December 31, 2025 and 2024, respectively)	344,093	350,892
Cash and cash equivalents	6,375	11,212
Interest and dividend receivable and other assets	2,149	4,124
Deferred financing costs (net of accumulated amortization of $3,314 and $1,859 as of December 31, 2025 and 2024, respectively)	7,084	6,512
Total assets	$359,701	$372,740
LIABILITIES
SPV Facility	$86,000	$176,000
Accounts payable and other liabilities to affiliates	42	65
Interest payable	695	1,229
Total liabilities	86,737	177,294
NET ASSETS
Contributed capital	197,064	138,088
Total undistributed earnings	75,900	57,358
Total net assets	272,964	195,446
Total liabilities and net assets	$359,701	$372,740

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
MSCC Funding’s statements of operations for the years ended December 31, 2025, 2024 and 2023 are as follows:
Statements of Operations
(in thousands)

	Year Ended December 31,
	2025	2024	2023
INVESTMENT INCOME:
Interest, dividend and fee income:
Control investments	$430	$—	$—
Non‑Control/Non‑Affiliate investments	40,031	43,477	40,152
Total investment income	40,461	43,477	40,152
EXPENSES:
Interest	(12,952)	(12,734)	(14,491)
Management fee to MSCC	(1,636)	(1,648)	(1,603)
General and administrative	(150)	(121)	(130)
Total expenses	(14,738)	(14,503)	(16,224)
NET INVESTMENT INCOME	25,723	28,974	23,928
NET REALIZED LOSS:
Non‑Control/Non‑Affiliate investments	(2,481)	—	—
Total net realized loss	(2,481)	—	—
NET UNREALIZED APPRECIATION (DEPRECIATION):
Control investments	(1,712)	—	—
Non‑Control/Non‑Affiliate investments	(2,988)	(2,181)	264
Total net unrealized appreciation (depreciation)	(4,700)	(2,181)	264
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$18,542	$26,793	$24,192

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
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
As of December 31, 2025, Main Street was in compliance with all covenants and other requirements of the July 2026 Notes.
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
As of December 31, 2025, Main Street was in compliance with all covenants and other requirements of the June 2027 Notes.
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
As of December 31, 2025, Main Street was in compliance with all covenants and other requirements of the August 2028 Notes.
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
As of December 31, 2025, Main Street was in compliance with all covenants and other requirements of the March 2029 Notes.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
SBIC Debentures
Under existing SBIC regulations, SBA-approved SBICs under common control have the ability to issue debentures guaranteed by the SBA up to a regulatory maximum amount of $350.0 million. Under existing SBA-approved commitments, Main Street, through the Funds, had $350.0 million of outstanding SBIC debentures as of both December 31, 2025 and 2024. SBIC debentures provide for interest to be paid semiannually, with principal due at the applicable 10-year maturity date of each debenture. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. The weighted-average annual interest rate on the SBIC debentures was 3.3% as of both December 31, 2025 and 2024. The first principal maturity due under the existing SBIC debentures is in 2027, and the weighted-average remaining duration as of December 31, 2025 was 4.6 years. In accordance with SBIC regulations, the Funds are precluded from incurring additional non-SBIC debt without the prior approval of the SBA. Main Street expects to maintain SBIC debentures under the SBIC program in the future, subject to periodic repayments and borrowings, in an amount up to the regulatory maximum amount for affiliated SBIC funds.
As of December 31, 2025, the SBIC debentures consisted of (i) $175.0 million par value of SBIC debentures issued by MSMF, with a recorded value of $170.9 million net of unamortized debt issuance costs of $4.1 million, and (ii) $175.0 million par value of SBIC debentures issued by MSC III, with a recorded value of $173.7 million net of unamortized debt issuance costs of $1.3 million.
The maturity dates and fixed interest rates for Main Street’s SBIC debentures as of December 31, 2025 and 2024 are summarized as follows:

Maturity Date	Fixed Interest Rate	Principal Balance
		December 31, 2025	December 31, 2024

		(in thousands)
3/1/2027	3.52%	$40,400	$40,400
9/1/2027	3.19%	34,600	34,600
3/1/2028	3.41%	43,000	43,000
9/1/2028	3.77%	32,000	32,000
3/1/2030	2.35%	15,000	15,000
9/1/2030	1.13%	10,000	10,000
9/1/2030	1.31%	10,000	10,000
3/1/2031	1.94%	25,200	25,200
9/1/2031	1.58%	60,000	60,000
9/1/2033	5.74%	16,000	16,000
3/1/2035	5.09%	63,800	63,800
Ending Balance		$350,000	$350,000
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
Contractual Payment Obligations
A summary of Main Street’s contractual payment obligations for the repayment of outstanding indebtedness as of December 31, 2025 is as follows:

	2026	2027	2028	2029	2030	Thereafter	Total

	(in thousands)
Corporate Facility	$—	$—	$—	$—	$432,000	$—	$432,000
SPV Facility	—	—	—	—	86,000	—	86,000
July 2026 Notes	500,000	—	—	—	—	—	500,000
June 2027 Notes	—	400,000	—	—	—	—	400,000
August 2028 Notes	—	—	350,000	—	—	—	350,000
March 2029 Notes	—	—	—	350,000	—	—	350,000
SBIC debentures	—	75,000	75,000	—	35,000	165,000	350,000
	$500,000	$475,000	$425,000	$350,000	$553,000	$165,000	$2,468,000
Senior Securities
Information about Main Street’s senior securities as of December 31 for the years indicated in the table, unless otherwise noted, is as follows:

	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
	(in thousands)
SBIC Debentures
2016	$240,000	$2,415	—	N/A
2017	295,800	2,687	—	N/A
2018	345,800	2,455	—	N/A
2019	311,800	2,363	—	N/A
2020	309,800	2,244	—	N/A
2021	350,000	1,985	—	N/A
2022	350,000	2,044	—	N/A
2023	350,000	2,364	—	N/A
2024	350,000	2,306	—	N/A
2025	350,000	2,209	—	N/A
Corporate Facility
2016	$343,000	$2,415	—	N/A
2017	64,000	2,687	—	N/A
2018	301,000	2,455	—	N/A
2019	300,000	2,363	—	N/A
2020	269,000	2,244	—	N/A
2021	320,000	1,985	—	N/A
2022	407,000	2,044	—	N/A
2023	200,000	2,364	—	N/A
2024	208,000	2,306	—	N/A
2025	432,000	2,209	—	N/A
SPV Facility
2022	$200,000	$2,044	—	N/A
2023	160,000	2,364	—	N/A
2024	176,000	2,306	—	N/A
2025	86,000	2,209	—	N/A
April 2023 Notes
2016	$90,655	$2,415	—	$25.76
2017	90,655	2,687	—	25.93

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)

	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
	(in thousands)
December 2019 Notes
2016	$175,000	$2,415	—	N/A
2017	175,000	2,687	—	N/A
2018	175,000	2,455	—	N/A
December 2022 Notes
2017	$185,000	$2,687	—	N/A
2018	185,000	2,455	—	N/A
2019	185,000	2,363	—	N/A
2020	185,000	2,244	—	N/A
2021	185,000	1,985	—	N/A
May 2024 Notes
2019	$325,000	$2,363	—	N/A
2020	450,000	2,244	—	N/A
2021	450,000	1,985	—	N/A
2022	450,000	2,044	—	N/A
2023	450,000	2,364	—	N/A
July 2026 Notes
2021	$500,000	$1,985	—	N/A
2022	500,000	2,044	—	N/A
2023	500,000	2,364	—	N/A
2024	500,000	2,306	—	N/A
2025	500,000	2,209	—	N/A
December 2025 Notes
2022	$100,000	$2,044	—	N/A
2023	150,000	2,364	—	N/A
2024	150,000	2,306	—	N/A
March 2029 Notes
2024	$350,000	$2,306	—	N/A
2025	350,000	2,209	—	N/A
June 2027 Notes
2024	$400,000	$2,306	—	N/A
2025	400,000	2,209	—	N/A
August 2028 Notes
2025	$350,000	$2,209	—	N/A
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
NOTE F — FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights of Main Street for the years ended December 31, 2025, 2024, 2023, 2022, 2021, 2020, 2019, 2018, 2017 and 2016:

	Year Ended December 31,
Per Share Data:	2025	2024	2023	2022	2021
NAV as of the beginning of the period	$31.65	$29.20	$26.86	$25.29	$22.35
Net investment income (1)	3.95	3.93	4.04	3.29	2.65
Net realized gain (loss) (1)(2)	0.61	0.53	(1.47)	(0.07)	0.66
Net unrealized appreciation (depreciation) (1)(2)	1.10	1.59	2.84	0.33	1.97
Income tax provision on net realized gain (loss) and net unrealized appreciation (depreciation) (1)(2)	(0.14)	(0.20)	(0.18)	(0.31)	(0.48)
Net increase in net assets resulting from operations (1)	5.52	5.85	5.23	3.24	4.80
Dividends paid from net investment income	(4.23)	(4.11)	(3.70)	(2.95)	(2.58)
Dividends paid	(4.23)	(4.11)	(3.70)	(2.95)	(2.58)
Impact of the net change in monthly dividends declared prior to the end of the period and paid in the subsequent period	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)
Accretive effect of stock offerings (issuing shares above NAV per share)	0.15	0.51	0.67	1.17	0.58
Accretive effect of DRIP issuance (issuing shares above NAV per share)	0.19	0.15	0.10	0.09	0.09
Other (3)	0.06	0.06	0.05	0.03	0.06
NAV as of the end of the period	$33.33	$31.65	$29.20	$26.86	$25.29
Market value as of the end of the period	$60.39	$58.58	$43.23	$36.95	$44.86
Shares outstanding as of the end of the period	89,838,001	88,400,391	84,833,002	78,506,816	70,737,021

	Year Ended December 31,
Per Share Data:	2020	2019	2018	2017	2016
NAV as of the beginning of the period	$23.91	$24.09	$23.53	$22.10	$21.24
Net investment income (1)	2.10	2.50	2.60	2.39	2.23
Net realized gain (loss) (1)(2)	(1.77)	(0.33)	(0.03)	0.19	0.56
Net unrealized appreciation (depreciation) (1)(2)	(0.09)	(0.09)	0.32	0.86	(0.14)
Income tax benefit (provision) on net realized gain (loss) and net unrealized appreciation (depreciation) (1)(2)	0.21	(0.02)	(0.09)	(0.43)	0.02
Net increase in net assets resulting from operations (1)	0.45	2.06	2.80	3.01	2.67
Dividends paid from net investment income	(2.46)	(2.91)	(2.69)	(2.47)	(1.99)
Distributions from capital gains	—	—	(0.16)	(0.32)	(0.74)
Dividends paid	(2.46)	(2.91)	(2.85)	(2.79)	(2.73)
Impact of the net change in monthly dividends declared prior to the end of the period and paid in the subsequent period	—	(0.01)	(0.01)	(0.01)	(0.01)
Accretive effect of stock offerings (issuing shares above NAV per share)	0.41	0.55	0.47	1.07	0.76
Accretive effect of DRIP issuance (issuing shares above NAV per share)	0.08	0.12	0.09	0.06	0.08
Other (3)	(0.04)	0.01	0.06	0.09	0.09
NAV as of the end of the period	$22.35	$23.91	$24.09	$23.53	$22.10
Market value as of the end of the period	$32.26	$43.11	$33.81	$39.73	$36.77
Shares outstanding as of the end of the period	67,762,032	64,252,937	61,264,861	58,660,680	54,354,857
___________________________
(1)Based on weighted-average number of common shares outstanding for the period.
(2)Net realized gains or losses, net unrealized appreciation or depreciation and the related income tax provision or benefit can fluctuate significantly from period to period.
(3)Includes the impact of the different share amounts as a result of calculating certain per share data based on the weighted-average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)

	Year Ended December 31,
	2025	2024	2023	2022	2021

	(dollars in thousands)
NAV as of the end of the period	$2,993,893	$2,797,838	$2,477,399	$2,108,586	$1,788,846
Average NAV	$2,890,131	$2,612,483	$2,276,932	$1,923,134	$1,626,585
Average outstanding debt	$2,240,846	$2,128,092	$1,951,923	$1,882,462	$1,417,831

Ratios to average NAV:
Ratio of total expenses, including tax expenses, to average NAV (1)	7.84%	8.29%	8.08%	8.05%	8.56%
Ratio of operating expenses to average NAV (2)	6.91%	7.12%	7.09%	6.84%	6.54%
Ratio of operating expenses, excluding interest expense, to average NAV (2)	2.48%	2.39%	2.58%	2.77%	2.92%
Ratio of net investment income to average NAV	12.20%	13.07%	14.53%	12.76%	11.23%
Portfolio turnover ratio	19.76%	22.33%	19.24%	16.79%	29.81%
Total investment return (3)	10.65%	47.24%	28.23%	(11.18)%	48.24%
Total return based on change in NAV (4)	17.63%	20.51%	20.32%	13.51%	21.84%

	Year Ended December 31,
	2020	2019	2018	2017	2016

	(dollars in thousands)
NAV as of the end of the period	$1,514,767	$1,536,390	$1,476,049	$1,380,368	$1,201,481
Average NAV	$1,436,291	$1,517,615	$1,441,163	$1,287,639	$1,118,567
Average outstanding debt	$1,152,108	$1,055,800	$947,694	$843,993	$801,048

Ratios to average NAV:
Ratio of total expenses, including tax expenses, to average NAV (1)	4.95%	5.75%	5.75%	7.37%	5.48%
Ratio of operating expenses to average NAV (2)	5.89%	5.67%	5.32%	5.47%	5.59%
Ratio of operating expenses, excluding interest expense, to average NAV (2)	2.44%	2.36%	2.30%	2.63%	2.58%
Ratio of net investment income to average NAV	9.60%	10.37%	10.87%	10.51%	10.35%
Portfolio turnover ratio	18.00%	18.86%	29.13%	38.18%	24.63%
Total investment return (3)	(19.11)%	36.86%	(8.25)%	16.02%	37.36%
Total return based on change in NAV (4)	1.91%	8.78%	12.19%	14.20%	12.97%
___________________________
(1)Total expenses are the sum of operating expenses and all tax expenses.
(2)Unless otherwise noted, operating expenses include interest, compensation, general and administrative and share-based compensation expenses, net of expenses allocated to the External Investment Manager of $23.5 million, $23.1 million, $22.1 million, $13.0 million, $10.3 million, $7.4 million, $6.7 million, $6.8 million, $6.4 million and $5.1 million for the years ended December 31, 2025, 2024, 2023, 2022, 2021, 2020, 2019, 2018, 2017 and 2016, respectively.
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
A summary of dividends paid for the years ended December 31, 2025, 2024 and 2023 is as follows:

	Year Ended December 31,
	2025	2024	2023

	(in thousands, except per share amounts)
Regular monthly dividends per share	$3.03	$2.91	$2.745
Supplemental dividends per share	1.20	1.20	0.95
Total dividends per share	$4.23	$4.11	$3.695

Total regular monthly dividends	$270,657	$252,331	$224,279
Total supplemental dividends	107,353	104,513	78,608
Total dividends	$378,010	$356,844	$302,887
For tax purposes, the 2025 dividends were comprised of (i) ordinary income totaling $3.89 per share and (ii) qualified dividend income totaling $0.34 per share. As of December 31, 2025, Main Street estimates that it has generated undistributed taxable income of $103.4 million, or $1.15 per share, that will be carried forward toward distributions to be paid in 2026.
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
The determination of the tax attributes for Main Street’s distributions is made annually, based upon its taxable income for the full year and distributions paid for the full year. Therefore, a determination made on an interim basis may not be representative of the actual tax attributes of distributions for a full year. Ordinary dividend distributions from a RIC do not qualify for the 20% maximum tax rate (plus a 3.8% Medicare surtax, if applicable) on dividend income from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax attributes for distributions will generally include both ordinary income and qualified dividends, but may also include either one or both of capital gains and return of capital. The tax character of distributions paid for the years ended December 31, 2025, 2024 and 2023 was as follows:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Ordinary income (1)	$346,754	$245,845	$278,165
Qualified dividends	30,449	110,281	24,100
Distributions on tax basis	$377,203	$356,126	$302,265
___________________________
(1)The years ended December 31, 2025, 2024 and 2023 include $4.3 million, $4.2 million and $3.3 million, respectively, that was reported for tax purposes as compensation for services in accordance with Section 83 of the Code.
As of December 31, 2025, 2024 and 2023, the components of distributable earnings on a tax basis, or “Undistributed ordinary income,” differ from the amount of “Total undistributed earnings” reflected in the Consolidated Balance Sheets by the temporary book or tax differences shown below:

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)

	December 31,
	2025	2024	2023

	(in thousands)
Undistributed ordinary income	$103,416	$142,588	$76,510
Net unrealized appreciation, net of tax	684,023	583,720	454,792
Cumulative book-tax differences on realized gain/loss, including capital loss carryforward	(212,730)	(189,782)	(187,218)
Accumulated net impact of Taxable Subsidiaries (1)	24,833	(83,246)	(72,442)
Other temporary differences (2)	(64,207)	(50,818)	(65,640)
Components of Total undistributed earnings	$535,335	$402,462	$206,002
___________________________
(1)Accumulated net impact of earnings, intercompany dividends and book-tax differences of the Taxable Subsidiaries.
(2)Book income and tax income differences, including dividends, equity and deferred compensation, debt origination, structuring fees and changes in estimates.
A reconciliation of “Net increase in net assets resulting from operations” to taxable income and to total distributions declared to common stockholders for the years ended December 31, 2025, 2024 and 2023 is as follows:

	Year Ended December 31,
	2025	2024	2023

	(estimated, in thousands)
Net increase in net assets resulting from operations	$493,398	$508,080	$428,447
Book-tax difference from share-based compensation expense	(5,119)	(317)	962
Net unrealized appreciation	(98,879)	(137,656)	(232,577)
Income tax provision	26,801	30,633	22,642
Pre-tax book income not consolidated for tax purposes	(148,072)	(105,122)	20,726
Book income and tax income differences, including debt origination, structuring fees, dividends, realized gains and changes in estimates	70,709	127,304	72,389
Estimated taxable income (1)	338,838	422,922	312,589
Taxable income earned in prior year and carried forward for distribution in current year	120,488	56,142	49,216
Taxable income earned prior to period end and carried forward for distribution next period	(103,416)	(142,588)	(76,510)
Dividend payable as of period end and paid in the following period	23,358	22,100	20,368
Total distributions accrued or paid to common stockholders	$379,268	$358,576	$305,663
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
The income tax provision for Main Street is generally composed of (i) deferred tax expense, which is primarily the result of the net activity relating to the portfolio investments held in the Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation or depreciation and other temporary book-tax differences, and (ii) current tax expense, which is primarily the result of current U.S. federal income and state taxes relating to net currently taxable activity relating to the portfolio investments held in the Taxable Subsidiaries and excise taxes on Main Street’s estimated undistributed taxable income. The income tax expense, or benefit, and the related tax assets and liabilities generated by the Taxable Subsidiaries, if any, are reflected in Main Street’s Consolidated Statements of Operations. Main Street’s provision for income taxes was comprised of the following for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Net investment income taxes
Current tax expense (benefit):
Federal	$1,651	$540	$1,198
State and other	(1,469)	1,989	2,245
Excise	4,051	5,851	3,190
Total current tax expense	4,233	8,380	6,633

Deferred tax expense (benefit):
Federal	8,189	5,142	3,491
State and other	1,601	136	(1,847)
Total deferred tax expense	9,790	5,278	1,644

Total net investment income tax provision	$14,023	$13,658	$8,277

Investment valuation related taxes
Current tax benefit:
Federal	$(284)	$—	$—
Total current tax benefit	(284)	—	—

Deferred tax expense (benefit):
Federal	12,367	20,707	10,690
State and other	695	(3,732)	3,675
Total deferred tax expense	13,062	16,975	14,365

Total investment valuation related income tax provision	$12,778	$16,975	$14,365

Total income tax provision	$26,801	$30,633	$22,642
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
Main Street’s income taxes paid (net of refunds received) was comprised of the following for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Taxes Paid:
Federal and excise	$17,656	$5,605	$6,459
State	2,961	2,659	1,985
Total taxes paid	$20,617	$8,264	$8,444
No individual jurisdiction accounted for a significant amount of our state income taxes paid for the years ended December 31, 2025, 2024 and 2023.
As of December 31, 2025, the cost of investments for U.S. federal income tax purposes was $4,642.3 million, with such investments having an estimated net unrealized appreciation of $875.8 million, composed of gross unrealized appreciation of $1,300.0 million and gross unrealized depreciation of $424.2 million. As of December 31, 2024, the cost of investments for U.S. federal income tax purposes was $4,231.6 million, with such investments having an estimated net unrealized appreciation of $701.1 million, composed of gross unrealized appreciation of $1,082.8 million and gross unrealized depreciation of $381.7 million.
The significant components of net deferred tax assets and liabilities as of December 31, 2025 and 2024 are as follows:

	December 31,
	2025	2024

	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$3,233	$6,336
Interest expense carryforwards	27,167	19,920
Other	1,301	261
Total deferred tax assets	31,701	26,517
Deferred tax liabilities:
Net unrealized appreciation of portfolio investments	(98,284)	(99,708)
Net basis differences in portfolio investments	(42,380)	(12,920)
Total deferred tax liabilities	(140,664)	(112,628)
Total deferred tax liabilities, net	$(108,963)	$(86,111)
The net deferred tax liability as of December 31, 2025 and 2024 was $109.0 million and $86.1 million, respectively, with the change primarily related to changes in net unrealized appreciation or depreciation, changes in loss carryforwards and other temporary book-tax differences relating to portfolio investments held by the Taxable Subsidiaries. Management believes that the realization of the deferred tax assets is more likely than not based on expectations as to future taxable income and scheduled reversals of temporary differences. Accordingly, Main Street did not record a valuation allowance related to its deferred tax assets as of December 31, 2025 and 2024. As of December 31, 2025, for U.S. federal income tax purposes, the Taxable Subsidiaries had a net operating loss carryforward, which is not subject to expiration and will carryforward indefinitely until utilized. Additionally, the Taxable Subsidiaries have interest expense limitation carryforwards which have an indefinite carryforward period. In addition, as of December 31, 2025, for U.S. federal income tax purposes, MSCC had net capital loss carryforwards totaling $56.4 million available to offset future capital gains at the RIC level in any taxable year, to the extent available and permitted by U.S. federal income tax law, which are not subject to expiration as long as MSCC maintains its RIC status.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
NOTE H — COMMON STOCK
Main Street maintains a program with certain selling agents through which it can sell shares of its common stock by means of at-the-market offerings from time to time (the “ATM Program”).
During the year ended December 31, 2025, Main Street sold 540,423 shares of its common stock at a weighted-average price of $59.01 per share and raised $31.9 million of gross proceeds under the ATM Program. Net proceeds were $31.3 million after commissions to the selling agents on shares sold and offering costs. As of December 31, 2025, sales transactions representing 3,152 shares had not settled and thus were not issued and not included in shares issued and outstanding on the face of the Consolidated Balance Sheets but are included as outstanding on the Consolidated Statement of Changes in Net Assets, in the weighted-average shares outstanding in the Consolidated Statements of Operations and in the shares used to calculate the NAV per share. In March 2025, Main Street entered into new distribution agreements to sell up to 20,000,000 shares through the ATM Program. As of December 31, 2025, 19,530,939 shares remained available for sale under the ATM Program.
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
Summarized DRIP information for the years ended December 31, 2025, 2024 and 2023 is as follows:

	Year Ended December 31,
	2025	2024	2023

	(dollars in thousands)
DRIP participation	$37,925	$35,701	$30,719
Shares issued for DRIP	635,901	721,963	765,427

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
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
Main Street’s Board of Directors approves the issuance of shares of restricted stock to Main Street employees pursuant to the Main Street Capital Corporation 2022 Equity and Incentive Plan (the “Equity and Incentive Plan”). These shares generally vest over a three-year or five-year period from the grant date. The fair value is expensed over the service period, starting on the grant date. A summary of the restricted stock issuances approved by Main Street’s Board of Directors under the Equity and Incentive Plan, net of shares forfeited, if any, and the remaining shares of restricted stock available for issuance as of December 31, 2025 is as follows:

Restricted stock authorized under the plan	5,000,000
Less net restricted stock granted	(1,474,397)
Restricted stock available for issuance as of December 31, 2025	3,525,603
Main Street’s Board of Directors approves the issuance of shares of restricted stock to Main Street non-employee directors pursuant to the Main Street Capital Corporation 2022 Non-Employee Director Restricted Stock Plan. These shares are granted upon appointment or election of non-employee directors to the board and vest on the day immediately preceding the annual meeting of stockholders following the respective grant date and are expensed over such service period. A summary of the restricted stock issuances approved by Main Street’s Board of Directors under the 2022 Non-Employee Director Restricted Stock Plan, net of shares forfeited, if any, and the remaining shares of restricted stock available for issuance as of December 31, 2025 is as follows:

Restricted stock authorized under the plan	300,000
Less net restricted stock granted	(14,455)
Restricted stock available for issuance as of December 31, 2025	285,545
For the years ended December 31, 2025, 2024 and 2023, Main Street recognized total share-based compensation expense of $21.4 million, $18.8 million and $16.5 million, respectively, related to the restricted stock issued to Main Street employees and non-employee directors.
Summarized RSA activity for the year ended December 31, 2025 is as follows:

	Year Ended December 31, 2025
	Number	Weighted-Average Grant-Date Fair Value
Restricted Stock Awards (RSAs):	of Shares	(per share)
Non-vested, December 31, 2024	1,039,417	$43.62
Granted (1)	457,557	57.72
Vested (1)(2)	(473,147)	43.03
Forfeited	(28,619)	51.49
Non-vested, December 31, 2025	995,208	$50.15
Aggregate intrinsic value as of December 31, 2025 (in thousands) (3)	$60,101
___________________________
(1)Restricted units generally vest over a three-year or five-year period from the grant date (as noted above).
(2)Vested shares included 182,350 shares withheld for payroll taxes paid on behalf of employees.
(3)Aggregate intrinsic value is the product of total non-vested restricted shares as of December 31, 2025 and $60.39 per share, the closing price of Main Street’s common stock on December 31, 2025.
The total grant-date fair value of RSAs that vested during the years ended December 31, 2025, 2024 and 2023, was $20.4 million, $16.6 million and $15.6 million, respectively.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
As of December 31, 2025, there was $34.1 million of total unrecognized compensation expense related to Main Street’s non-vested restricted shares. This compensation expense is expected to be recognized over a remaining weighted-average period of 2.5 years as of December 31, 2025.
NOTE K — COMMITMENTS AND CONTINGENCIES
As of December 31, 2025, Main Street had the following outstanding commitments (in thousands):

Investments with equity capital commitments that have not yet funded:	Amount

Brightwood Capital Fund Investments
Brightwood Capital Fund V, LP	$100
Brightwood Capital Fund III, LP	65
165

EnCap Equity - Fund XII, LP	3,672

Harris Preston Fund Investments
HPEP 4, L.P.	5,742
HPEP 3, L.P.	1,308
423 AER II, LP	147
2717 HPP-MS, LP	44
7,241

MS Private Loan Fund II, LP	4,500

UnionRock Energy Fund Investments
UnionRock Energy Fund III, LP	4,782
UnionRock Energy Fund II, LP	2,751
7,533

Total Equity Commitments (1)(2)	$23,111

Investments with commitments to fund revolving loans that have not been fully drawn or term loans with additional commitments not yet funded:

Royal Cup Inc.	$76,143
Auria Space, LLC	72,205
CRC Evans USA Bidco, Inc.	31,328
Mission Critical Group	24,343
TEC Services, LLC	16,167
Creative Foam Corporation	15,375
ZRG Partners, LLC	12,559
MS Private Loan Fund II, LP	10,000
Core Transformers	9,404
Flame King Holdings, LLC	8,000
Airo Purchaser, Inc.	7,884
South Coast Terminals Holdings, LLC	7,160
Richardson Sales Solutions	6,453
AVEX Aviation Holdings, LLC	6,309
AGS American Glass Services Acquisition, LLC	5,360
BP Loenbro Holdings Inc.	5,332
MCT Purchaserco Holding Inc.	5,295
SI East, LLC	5,250
Garyline, LLC	5,082
GradeEight Corp.	5,004
Gulf Manufacturing, LLC	5,000
Electro Technical Industries, LLC	4,588
Cody Pools, Inc.	4,214
UBM AcquireCo LLC	4,000

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)

Chamberlin Holding LLC	4,000
CGMS Parent LLC	4,000
Microbe Formulas, LLC	3,601
SPAU Holdings, LLC	3,194
MS Private Loan Fund I, LP	3,000
KMS, LLC	2,714
Career Team Holdings, LLC	2,700
Bettercloud, Inc.	2,594
Victory Energy Operations, LLC	2,585
IG Parent Corporation	2,500
Nearshore AcquireCo, LLC	2,500
Centre Technologies Holdings, LLC	2,400
IG Investor, LLC	2,400
CQ Fluency, LLC	2,250
Titan Meter Midco Corp.	2,159
Bluestem Brands, Inc.	2,154
FRG AcquireCo, LLC	2,000
Revenue Recovery Holdings, LLC	2,000
Coregistics Buyer LLC	1,908
Rug Doctor, LLC.	1,904
CenterPeak Holdings, LLC	1,800
Pinnacle TopCo, LLC	1,600
Colonial Electric Company LLC	1,600
Trantech Radiator Topco, LLC	1,600
Winter Services LLC	1,556
Behavior Development Group Holdings	1,500
Escalent, Inc.	1,326
Gamber-Johnson Holdings, LLC	1,200
Clad-Rex Steel, LLC	1,200
B-O-F Corporation	1,161
Insight Borrower Corporation	1,132
Channel Partners Intermediateco, LLC	1,036
American Health Staffing Group, Inc.	1,000
RFG AcquireCo, LLC	1,000
Bond Brand Loyalty ULC	856
ATS Operating, LLC	540
AAC Holdings, Inc.	527
ArborWorks, LLC	510
Jensen Jewelers of Idaho, LLC	500
RA Outdoors LLC	453
Roof Opco, LLC	311
Mini Melts of America, LLC	299
Implus Footcare, LLC	176
Wash & Wax Systems LLC	161
GULF PACIFIC ACQUISITION, LLC	151
Obra Capital, Inc.	148
Hornblower Sub, LLC	112
Invincible Boat Company, LLC.	104

Total Loan Commitments	$428,577

Total Commitments	$451,688
____________________
(1)This table excludes commitments related to four additional Other Portfolio investments for which the investment period has expired and the remaining commitments may only be drawn to pay fund expenses. The Company does not expect any material future capital to be called on its commitment to these investments and as a result has excluded those commitments from this table.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(2)This table excludes commitments related to five additional Other Portfolio investments for which the investment period has expired and the remaining commitments may only be drawn to pay fund expenses or for follow-on investments in existing portfolio companies. The Company does not expect any material future capital to be called on its commitment to these investments to pay fund expenses, and based on representations from the fund manager, the Company does not expect any further capital will be called on its commitment for follow-on investments. As a result, the Company has excluded those commitments from this table.
Main Street will fund its unfunded commitments from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under the Credit Facilities). Main Street follows a process to manage its liquidity and ensure that it has available capital to fund its unfunded commitments as necessary. The Company had no unrealized appreciation or depreciation on the outstanding unfunded commitments as of December 31, 2025.
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
NOTE L — RELATED PARTY TRANSACTIONS
As discussed further in Note D — External Investment Manager, the External Investment Manager is treated as a wholly-owned portfolio company of Main Street and is included as part of Main Street’s Investment Portfolio. As of December 31, 2025, Main Street had a receivable of $11.4 million due from the External Investment Manager, which included (i) $8.7 million related primarily to operating expenses incurred by Main Street as required to support the External Investment Manager’s business and amounts due from the External Investment Manager to Main Street under a tax sharing agreement (see further discussion in Note D — External Investment Manager) and (ii) $2.7 million of dividends declared but not paid by the External Investment Manager. MSCC has entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for the External Investment Manager’s relationship with MSC Income and its other clients (see further discussion in Note A.1. — Organization and Basis of Presentation — Organization and Note D — External Investment Manager).
From time to time, Main Street may make investments in clients of the External Investment Manager in the form of debt or equity capital on terms approved by Main Street’s Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act.
In January 2025, MSC Income completed a follow-on public offering of its common stock and listing on the NYSE (the “MSIF Public Offering”). In connection with the MSIF Public Offering, Main Street entered into a share purchase plan (the “MSIF Purchase Plan”) to purchase up to $20.0 million in the aggregate of shares of MSC Income common stock in the open market for a twelve-month period beginning in March 2025, at times when the market price per share of MSC Income common stock is trading below the most recently reported NAV per share of MSC Income’s common stock by certain pre-determined levels (including any updates, corrections or adjustments publicly announced by MSC Income to any previously announced NAV per share). The purchases of shares of MSC Income common stock pursuant to the MSIF Purchase Plan are intended to satisfy the conditions of Rule 10b5-1 and Rule 10b-18 under the Exchange Act and will otherwise be subject to applicable law, including Regulation M, which may prohibit purchases under certain circumstances. MSC Income also entered into a share repurchase plan to purchase up to $65.0 million in the aggregate of its common stock in the open market with terms and conditions substantially similar to Main Street’s MSIF Purchase Plan for shares of MSC Income common stock, and daily purchases under the two plans, if any, are expected to be split pro rata (or as close thereto as reasonably possible) between Main Street and MSC Income based on the respective plan sizes. In connection with Main Street’s potential acquisition in excess of 3% of MSC Income’s outstanding shares of common stock as a result of any purchases pursuant to Main Street’s MSIF Purchase Plan for shares of MSC Income common stock or otherwise, Main Street entered into a Fund of Funds Investment Agreement with MSC Income. The Fund of Funds Investment Agreement provides for the acquisition by Main Street of MSC Income’s shares of common stock, and MSC Income’s sale of such shares to Main Street, in a manner consistent with the requirements of Rule 12d1-4 under the 1940 Act.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
A summary of Main Street’s purchases of shares of MSC Income’s common stock during the years ended December 31, 2025, 2024 and 2023 is as follows:

Period	Total number of shares purchased (1)	Average price paid per share (1)(2)	Total Cost (2)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

	(in thousands, except shares and per share amounts)
May 1 through May 31, 2023 (3)	127,877	$15.64	$2,000	—	N/A
August 1 through August 31, 2023 (3)	174,271	15.78	2,750	—	N/A
September 1 through September 30, 2023 (4)	57,692	13.00	750	—	N/A
October 1 through October 31, 2023 (3)	237,944	15.76	3,750	—	N/A
January 1 through January 31, 2024 (3)	157,035	15.92	2,500	—	N/A
May 1 through May 31, 2024 (3)	157,629	15.86	2,500	—	N/A
August 1 through August 31, 2024 (3)	125,314	15.96	2,000	—	N/A
January 1 through January 31, 2025 (5)	289,761	15.53	4,500	—	N/A
April 1 through April 30, 2025 (6)	3,054	14.59	45	3,054	$19,955
May 1 through May 31, 2025 (6)	26	14.97	—	26	19,955
August 1 through August 31, 2025 (6)	14,010	14.25	200	14,010	19,756
September 1 through September 30, 2025 (6)	41,611	13.98	582	41,611	19,175
October 1 through October 31, 2025 (6)	54,108	13.15	712	54,108	18,464
November 1 through November 30, 2025 (6)	89,588	12.76	1,143	89,588	17,323
December 1 through December 31, 2025 (6)	65,366	13.79	901	65,366	16,423
____________________
(1)MSC Income completed a two-for-one reverse stock split, effective as of December 16, 2024; as such, shares purchased and price per share have been adjusted to reflect the reverse stock split on a retrospective basis.
(2)Includes broker commissions, as applicable.
(3)Main Street purchased shares at the price shares were purchased by MSC Income stockholders pursuant to MSC Income’s dividend reinvestment plan for its dividend on such date.
(4)Main Street purchased shares through the modified “Dutch Auction” tender offer commenced by MSC Income and Main Street in August 2023 to purchase, severally and not jointly, up to an aggregate of $3.5 million of shares from stockholders of MSC Income, subject to the conditions described in the offer to purchase dated August 16, 2023.
(5)Main Street purchased 289,761 shares of MSC Income common stock in the MSIF Public Offering at the public offering price of $15.53.
(6)Shares purchased by Main Street pursuant to the MSIF Purchase Plan.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
As of December 31, 2025, Main Street owned 1,642,635 shares of MSC Income’s common stock. Each of Main Street’s purchases of MSC Income common stock, either individually or through approval of the MSIF Purchase Plan, was unanimously approved by the Board of Directors and MSC Income’s board of directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act, of each board. In addition, certain of Main Street’s officers and employees own shares of MSC Income and therefore have direct pecuniary interests in MSC Income.
In December 2020, the External Investment Manager entered into an investment management agreement with Private Loan Fund I to provide investment advisory and management services in exchange for an asset-based fee and certain incentive fees. Private Loan Fund I is a private investment fund exempt from registration under the 1940 Act that co-invests with Main Street in Main Street’s Private Loan investment strategy. In connection with Private Loan Fund I’s initial closing in December 2020, Main Street committed to contribute up to $10.0 million as a limited partner and is entitled to distributions on such interest. In February 2022, Main Street increased its total commitment to Private Loan Fund I from $10.0 million to $15.0 million. In addition, certain of Main Street’s officers and employees (and certain of their immediate family members) have made capital commitments to Private Loan Fund I as limited partners and therefore have direct pecuniary interests in Private Loan Fund I. As of December 31, 2025, Main Street has funded the entire $15.0 million of its limited partner commitment. Main Street’s limited partner commitment to Private Loan Fund I was unanimously approved by the Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act.
In March 2022, Main Street provided Private Loan Fund I with a revolving line of credit pursuant to a Secured Revolving Promissory Note, dated March 17, 2022 (as amended, the “PL Fund 2022 Note”), which provides for borrowings up to $15.0 million. Borrowings under the PL Fund 2022 Note bear interest at a rate of SOFR plus 3.0%, subject to a 2.0% SOFR floor, can be advanced through March 2026 and mature in March 2027. Available borrowings under the PL Fund 2022 Note are subject to a 0.25% non-use fee. The borrowings are collateralized by all assets of Private Loan Fund I (other than the assets of its special purpose vehicle financing subsidiary). The PL Fund 2022 Note was unanimously approved by Main Street’s Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act. As of December 31, 2025, there were $12.0 million of borrowings outstanding under the PL Fund 2022 Note.
In September 2023, the External Investment Manager entered into an investment management agreement with Private Loan Fund II to provide investment advisory and management services in exchange for an asset-based fee and certain incentive fees. Private Loan Fund II is a private investment fund exempt from registration under the 1940 Act that co-invests with Main Street in Main Street’s Private Loan investment strategy. In connection with Private Loan Fund II’s initial closing in September 2023, Main Street committed to contribute up to $15.0 million (limited to 20% of total commitments) as a limited partner and is entitled to distributions on such interest. In addition, certain of Main Street’s officers and employees (and certain of their immediate family members) have made capital commitments to Private Loan Fund II as limited partners and therefore have direct pecuniary interests in Private Loan Fund II. As of December 31, 2025, Main Street has funded $10.5 million of its limited partner commitment and Main Street’s unfunded commitment was $4.5 million. Main Street’s limited partner commitment to Private Loan Fund II was unanimously approved by the Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act.
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
In November 2024, Main Street provided Private Loan Fund II with a revolving line of credit pursuant to a Secured Revolving Promissory Note, dated November 22, 2024 (the “PL Fund II 2024 Note”), which provides for borrowings up to $10.0 million. Borrowings under the PL Fund II 2024 Note bear interest at a rate of SOFR plus 3.0%, subject to a 2.0% SOFR floor, and mature on the date upon which Private Loan Fund II’s investment period concludes, which is scheduled to occur in June 2029. Available borrowings under the PL Fund II 2024 Note are subject to a 0.25% non-use fee. The borrowings are collateralized by all assets of Private Loan Fund II (other than the assets of its special purpose vehicle financing subsidiary). The PL Fund II 2024 Note was unanimously approved by Main Street’s Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act. As of December 31, 2025, there were no borrowings outstanding under the PL Fund II 2024 Note.
As described in Note B.9. — Summary of Significant Accounting Policies — Deferred Compensation Plan, participants in the Deferred Compensation Plan elect one or more investment options, including phantom Main Street stock units, interests in affiliated funds and various mutual funds, where their deferred amounts are notionally invested pending distribution pursuant to participant elections and plan terms. As of December 31, 2025, $32.0 million of directors’ fees and employee compensation, plus net unrealized gains and losses and investment income, and minus previous distributions, was deferred under the Deferred Compensation Plan. As of December 31, 2025, $12.1 million was deferred into phantom Main Street stock units, representing 200,320 shares of Main Street’s common stock. In addition, as of December 31, 2025, the Company had $19.9 million of funded investments from deferred compensation in trust, including $2.2 million in Private Loan Fund I and $5.3 million in Private Loan Fund II.
NOTE M — SUBSEQUENT EVENTS
The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements, and identified the following to report:
In February 2026, Main Street expanded the total commitments under the Corporate Facility by $30.0 million to $1.175 billion. The increase in total commitments was the result of the addition of a new lender relationship, which further diversifies the lender group.
In February 2026, Main Street declared a supplemental dividend of $0.30 per share payable in March 2026. This supplemental dividend is in addition to the previously announced regular monthly dividends that Main Street declared of $0.26 per share for each month of January, February and March 2026, or total regular monthly dividends of $0.78 per share for the first quarter of 2026, resulting in total dividends declared for the first quarter of 2026 of $1.08 per share.
In February 2026, Main Street also declared regular monthly dividends of $0.26 per share for each month of April, May and June of 2026. These regular monthly dividends equal a total of $0.78 per share for the second quarter of 2026, representing a 4.0% increase from the regular monthly dividends paid in the second quarter of 2025. Including the regular monthly and supplemental dividends declared through the second quarter of 2026, Main Street will have paid $49.015 per share in cumulative dividends since its October 2007 initial public offering.

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments in and Advances to Affiliates
December 31, 2025
(dollars in thousands)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2024 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	December 31, 2025 Fair Value (13)
Majority-Owned Investments
BDB Holdings, LLC					Preferred Equity	(7)	$—	$(6,280)	$—	$18,920	$—	$6,280	$12,640
	12.00%				Secured Debt	(7)	—	—	87	—	1,773	—	1,773
Bettercloud, Inc.	12.07%	SF+	8.25%	12.07%	Secured Debt	(6)	—	—	92	—	6,017	—	6,017
					Common Equity	(6)	—	(1,200)	—	—	16,890	1,200	15,690
Brewer Crane Holdings, LLC	13.98%	SF+	10.00%		Secured Debt	(9)	—	—	729	5,016	—	—	5,016
					Preferred Member Units	(9)	—	(1,220)	120	4,680	—	1,220	3,460
	15.00%			15.00%	Preferred Member Units	(9)	—	—	24	—	336	—	336
Café Brazil, LLC					Member Units	(8)	(707)	542	84	1,200	542	1,742	—
California Splendor Holdings LLC	14.00%				Secured Debt	(9)	—	251	3,789	28,465	466	3,293	25,638
					Secured Debt	(9)	—	—	49	1,506	22	1,539	(11)
					Preferred Member Units	(9)	—	(9,414)	188	22,215	—	9,414	12,801
	15.00%			15.00%	Preferred Member Units	(9)	—	—	1,659	10,909	1,660	—	12,569
Clad-Rex Steel, LLC					Secured Debt (12)	(5)	—	—	2	—	—	—	—
					Secured Debt	(5)	—	(36)	392	6,760	—	6,760	—
	10.00%				Secured Debt	(5)	—	75	445	—	9,800	320	9,480
	10.00%				Secured Debt	(5)	—	(1)	96	973	1	45	929
					Member Units	(5)	—	3,130	1,320	10,990	3,130	—	14,120
					Member Units	(5)	—	320	—	950	320	—	1,270
Cody Pools, Inc.					Secured Debt (12)	(8)	—	70	227	—	843	843	—
	12.50%				Secured Debt	(8)	—	545	4,829	39,227	3,371	7,697	34,901
					Preferred Member Units	(8)	—	(2,750)	1,773	67,810	—	2,750	65,060
CompareNetworks Topco, LLC		SF+	9.00%		Secured Debt	(9)	—	—	339	2,903	—	2,903	—
	12.98%				Secured Debt	(9)	—	—	155	—	4,431	400	4,031
					Preferred Member Units	(9)	—	(3,610)	—	11,260	—	3,610	7,650
Compass Systems & Sales, LLC					Secured Debt	(5)	—	—	5	(21)	6	—	(15)
	13.50%				Secured Debt	(5)	—	(139)	2,388	17,067	34	140	16,961
					Preferred Equity	(5)	—	(270)	240	7,450	—	270	7,180
Cybermedia Technologies, LLC					Secured Debt	(6)	—	—	10	—	—	—	—
	13.00%				Secured Debt	(6)	—	(5)	3,645	27,116	56	96	27,076
					Preferred Member Units	(6)	—	(15,000)	451	15,000	—	15,000	—
					Preferred Equity	(6)	—	3,940	—	—	6,440	100	6,340
Datacom, LLC	7.50%				Secured Debt	(8)	—	—	63	493	767	585	675
	10.00%				Secured Debt	(8)	—	(3,642)	939	7,947	135	3,913	4,169
					Preferred Member Units	(8)	—	(600)	—	240	360	600	—
Direct Marketing Solutions, Inc.	14.00%				Secured Debt	(9)	—	(29)	107	—	1,814	29	1,785
	14.00%				Secured Debt	(9)	—	(39)	3,339	23,902	39	859	23,082
					Preferred Stock	(9)	—	1,830	—	17,930	1,830	—	19,760

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
December 31, 2025
(dollars in thousands)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2024 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	December 31, 2025 Fair Value (13)
Gamber-Johnson Holdings, LLC		SF+	7.50%		Secured Debt (12)	(5)	—	—	6	—	—	—	—
	11.38%	SF+	7.50%		Secured Debt	(5)	—	(50)	8,464	73,126	50	2,650	70,526
					Member Units	(5)	—	(940)	7,219	114,750	—	940	113,810
					Common Equity	(5)	—	—	—	—	396	—	396
Garreco, LLC					Member Units	(8)	—	(230)	(59)	2,060	—	230	1,830
GRT Rubber Technologies LLC	9.98%	SF+	6.00%		Secured Debt	(8)	—	(3)	334	3,146	3	3	3,146
	11.98%	SF+	8.00%		Secured Debt	(8)	—	(47)	5,128	40,493	47	47	40,493
					Member Units	(8)	—	470	5,296	45,890	470	—	46,360
Gulf Publishing Holdings, LLC		SF+	9.50%		Secured Debt	(8)	—	—	—	—	—	—	—
					Secured Debt	(8)	(231)	782	—	1,518	623	2,141	—
					Preferred Equity	(8)	(5,600)	5,600	—	—	5,600	5,600	—
					Member Units	(8)	(3,681)	3,681	—	—	3,681	3,681	—
IG Investor, LLC	13.00%				Secured Debt (12)	(6)	—	20	231	1,572	28	—	1,600
	13.00%				Secured Debt	(6)	—	174	4,694	35,257	247	440	35,064
					Common Equity	(6)	—	11,800	—	16,230	11,800	—	28,030
Jensen Jewelers of Idaho, LLC		P+	6.75%		Secured Debt (12)	(9)	—	—	—	—	—	—	—
	13.75%	P+	6.75%		Secured Debt	(9)	—	—	183	1,498	—	620	878
					Member Units	(9)	—	(280)	1,064	11,820	—	280	11,540
Legacy Swim Group	13.00%				Secured Debt	(7)	—	—	1,206	—	31,691	—	31,691
					Preferred Equity	(7)	—	—	91	—	14,996	—	14,996
MSC Adviser I, LLC					Member Units	(8)	—	9,020	11,073	246,000	9,020	—	255,020
Mystic Logistics Holdings, LLC					Secured Debt	(6)	—	—	4	—	—	—	—
					Secured Debt	(6)	—	(15)	581	5,746	15	5,761	—
					Common Stock	(6)	23,798	(23,650)	7,872	26,370	23,798	50,168	—
NRP Jones, LLC	12.00%				Secured Debt	(5)	—	(1,687)	205	2,178	—	1,704	474
					Member Units	(5)	—	(2,696)	3	2,696	—	2,696	—
					Member Units	(5)	—	(94)	—	94	—	94	—
					Preferred Equity	(5)	—	(482)	—	—	482	482	—
					Common Equity	(5)	—	—	—	—	1,200	272	928
OMi Topco, LLC					Secured Debt	(8)	—	(30)	207	9,000	—	9,000	—
					Secured Debt	(8)	—	—	434	—	—	—	—
					Secured Debt	(8)	—	—	781	—	—	—	—
					Secured Debt	(8)	—	—	538	—	—	—	—
	12.00%				Secured Debt	(8)	—	44	257	—	29,000	—	29,000
					Preferred Member Units	(8)	—	5,180	27,306	72,720	5,180	—	77,900
Principle Environmental, LLC	13.00%				Secured Debt	(8)	—	17	665	4,861	36	—	4,897
					Preferred Member Units	(8)	—	3,140	1,723	12,600	3,140	—	15,740
					Common Stock	(8)	—	150	—	600	150	—	750

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
December 31, 2025
(dollars in thousands)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2024 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	December 31, 2025 Fair Value (13)
Quality Lease Service, LLC					Member Units	(7)	—	—	—	460	—	—	460
Robbins Bros. Jewelry, Inc.					Secured Debt	(9)	—	—	55	(39)	—	23	(62)
	12.50%			10.00%	Secured Debt	(9)	—	320	—	14,562	—	533	14,029
					Preferred Equity	(9)	—	—	—	—	—	—	—
Trantech Radiator Topco, LLC					Secured Debt (12)	(7)	—	—	4	(1)	1	—	—
	13.50%				Secured Debt	(7)	—	41	1,157	7,855	1,145	—	9,000
					Common Stock	(7)	—	6,350	888	8,570	6,350	—	14,920
					Common Equity	(7)	—	—	—	—	696	—	696
	9.00%				Secured Debt	(7)	—	6	25	—	2,040	—	2,040
Trinity Medical Holdings, LLC					Secured Debt	(7)	—	—	—	—	—	—	—
	13.00%				Secured Debt	(7)	—	—	2,995	—	57,944	—	57,944
					Preferred Equity	(7)	—	—	—	—	22,500	—	22,500
Victory Energy Operations, LLC	13.00%				Secured Debt (12)	(8)	—	—	131	(33)	2,592	1,723	836
	13.00%				Secured Debt	(8)	—	—	6,456	47,792	97	—	47,889
					Preferred Equity	(8)	—	909	535	22,686	909	215	23,380
Volusion, LLC	10.00%				Secured Debt	(8)	—	—	213	2,100	—	—	2,100
					Preferred Member Units	(8)	—	—	11	—	—	—	—
					Preferred Member Units	(8)	24	(1,945)	—	7,003	22	4,115	2,910
					Preferred Member Units	(8)	—	—	—	—	—	—	—
					Common Stock	(8)	—	—	—	—	—	—	—
Ziegler’s NYPD, LLC	12.00%				Secured Debt	(8)	—	—	8	—	150	—	150
	12.00%				Secured Debt	(8)	—	(63)	214	1,750	—	63	1,687
					Preferred Member Units	(8)	—	(270)	—	320	—	270	50
					Warrants	(8)	(600)	600	—	—	600	600	—
Other Controlled Investments							—	—	—	—	—	—	—
2717 MH, L.P.					LP Interests (2717 MH, L.P.)	(8)	$5,466	$(4,836)	$—	$8,818	$4,046	$11,069	$1,795
					LP Interests (2717 HPP-MS, L.P.)	(8)	—	64	—	383	64	—	447
					LP Interests (2717 GRE-LP, L.P.)	(8)	—	—	—	441	—	—	441
HPEP 423 COR, LP					LP Interests (423 COR, L.P.)	(8)	—	1,057	9	4,187	1,057	—	5,244
American Nuts, LLC					Preferred Equity	(9)	—	(4,720)	—	—	8,970	4,720	4,250
	12.64%	SF+	8.50%	12.64%	Secured Debt	(9)	—	—	762	—	8,161	—	8,161
	12.64%	SF+	8.50%	12.64%	Secured Debt	(9)	—	(1,579)	762	—	8,161	1,579	6,582
Analytical Systems Keco Holdings, LLC					Secured Debt	(8)	—	—	—	—	—	—	—
	13.75%				Secured Debt	(8)	—	—	649	4,048	12	200	3,860
					Preferred Member Units	(8)	—	120	—	—	120	—	120
					Preferred Member Units	(8)	—	770	—	5,300	770	40	6,030
					Warrants	(8)	—	—	—	—	—	—	—

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
December 31, 2025
(dollars in thousands)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2024 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	December 31, 2025 Fair Value (13)
ASC Interests, LLC	13.00%				Secured Debt	(8)	—	—	54	400	—	—	400
	13.00%				Secured Debt	(8)	—	22	209	1,598	22	118	1,502
					Preferred Member Units	(8)	—	—	—	—	—	—	—
					Member Units	(8)	—	—	—	—	—	—	—
ATS Workholding, LLC					Secured Debt	(9)	(1,897)	2,261	—	113	2,324	2,437	—
					Secured Debt	(9)	(2,842)	2,698	—	143	2,698	2,841	—
					Preferred Member Units	(9)	(3,726)	3,726	—	—	3,726	3,726	—
Barfly Ventures, LLC					Secured Debt	(5)	—	—	40	711	—	711	—
					Member Units	(5)	8,063	(4,276)	1,103	5,860	8,063	13,923	—
Batjer TopCo, LLC					Secured Debt	(8)	—	2	13	446	4	450	—
					Secured Debt	(8)	—	—	15	270	—	270	—
	10.00%				Secured Debt	(8)	—	23	1,098	10,529	46	630	9,945
					Preferred Stock	(8)	—	3,590	1,309	5,160	3,590	—	8,750
Bolder Panther Group, LLC	11.10%	SF+	7.22%		Secured Debt	(9)	—	(135)	11,969	101,643	135	732	101,046
					Secured Debt	(9)	—	—	210	—	6,000	6,000	—
	8.00%				Class B Preferred Member Units	(9)	—	670	3,776	30,520	670	—	31,190
					Secured Debt	(9)	—	—	93	—	—	—	—
Bridge Capital Solutions Corporation					Preferred Member Units	(6)	—	—	—	—	—	—	—
					Warrants	(6)	—	—	—	—	—	—	—
					Warrants	(6)	—	—	—	—	—	—	—
CBT Nuggets, LLC					Member Units	(9)	—	(1,610)	2,488	49,540	—	1,610	47,930
Centre Technologies Holdings, LLC		SF+	8.00%		Secured Debt (12)	(8)	—	—	12	—	—	—	—
	11.98%	SF+	8.00%		Secured Debt	(8)	—	(16)	3,349	25,534	16	1,465	24,085
					Preferred Member Units	(8)	—	30,300	120	12,410	30,300	—	42,710
Chamberlin Holding LLC		SF+	6.00%		Secured Debt (12)	(8)	—	(66)	134	—	66	66	—
		SF+	8.00%		Secured Debt	(8)	—	(2)	1,916	15,620	—	15,620	—
	11.99%	SF+	8.00%		Secured Debt	(8)	—	240	1,114	—	42,020	—	42,020
					Member Units	(8)	—	2,420	6,956	33,110	2,420	—	35,530
					Member Units	(8)	—	620	92	3,550	620	—	4,170
Charps, LLC	14.00%				Unsecured Debt	(5)	—	(101)	898	5,694	101	101	5,694
					Preferred Member Units	(5)	—	440	1,082	15,580	440	—	16,020
Colonial Electric Company LLC					Secured Debt (12)	(6)	—	—	8	—	—	—	—
	9.00%				Secured Debt	(6)	—	(32)	1,336	14,310	32	5,563	8,779
					Preferred Member Units	(6)	—	3,260	4,816	13,570	3,260	—	16,830
Copper Trail Fund Investments					LP Interests (CTMH, LP)	(9)	—	—	—	500	—	110	390
Digital Products Holdings LLC	13.88%	SF+	10.00%		Secured Debt	(5)	—	(467)	1,785	12,422	43	1,127	11,338
					Preferred Member Units	(5)	—	—	200	9,835	—	—	9,835
Doral Holdings, LLC					Preferred Equity	(5)	—	2,740	—	—	15,740	—	15,740

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
December 31, 2025
(dollars in thousands)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2024 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	December 31, 2025 Fair Value (13)
					Secured Debt	(5)	—	—	—	—	—	—	—
	13.00%				Secured Debt	(5)	—	—	3,100	—	29,270	3,000	26,270
Elgin AcquireCo, LLC		SF+	6.00%		Secured Debt	(5)	—	—	10	(5)	2	—	(3)
	12.00%				Secured Debt	(5)	—	—	2,178	17,969	41	1,291	16,719
	9.00%				Secured Debt	(5)	—	—	564	6,207	3	54	6,156
					Common Stock	(5)	—	(680)	—	5,730	—	680	5,050
					Common Stock	(5)	—	220	—	3,050	220	—	3,270
Flame King Holdings, LLC					Preferred Equity	(9)	—	15,260	8,701	35,920	18,710	—	54,630
	12.00%				Secured Debt	(9)	—	584	4,827	—	66,000	—	66,000
Harrison Hydra-Gen, Ltd.					Common Stock	(8)	—	70	287	7,010	70	—	7,080
JTI Electrical & Mechanical, LLC		SF+	6.25%		Secured Debt	(9)	(467)	—	—	7,977	—	7,977	—
		SF+	6.25%		Secured Debt	(9)	(5,766)	—	—	33,879	—	33,879	—
		SF+	6.25%		Secured Debt	(9)	(537)	—	—	3,176	—	3,176	—
	10.13%	SF+	6.00%	10.13%	Secured Debt	(9)	—	(84)	1,326	—	36,576	147	36,429
	15.00%			15.00%	Secured Debt	(9)	—	(5,267)	—	—	6,205	5,266	939
	9.13%	SF+	5.00%		Secured Debt	(9)	—	—	213	—	6,316	—	6,316
					Common Equity	(9)	—	(842)	—	—	842	842	—
JorVet Holdings, LLC	12.00%				Secured Debt	(9)	—	—	2,884	23,216	47	—	23,263
					Preferred Equity	(9)	—	(2,190)	813	13,180	—	2,190	10,990
KBK Industries, LLC					Member Units	(5)	—	(7,000)	3,542	25,180	—	7,000	18,180
					Secured Debt	(5)	—	(24)	130	3,700	—	3,700	—
	9.50%				Secured Debt	(5)	—	34	559	—	9,400	2,200	7,200
Kickhaefer Manufacturing Company, LLC	11.50%				Secured Debt	(5)	—	—	1,631	14,987	8	4,800	10,195
	9.00%				Secured Debt	(5)	—	—	356	3,926	2	50	3,878
					Preferred Equity	(5)	—	4,940	1,627	12,240	4,940	—	17,180
					Member Units	(5)	—	1,480	96	2,710	1,480	—	4,190
Metalforming Holdings, LLC					Secured Debt	(7)	—	—	21	(11)	11	—	—
	8.75%				Secured Debt	(7)	—	62	1,805	20,844	117	3,724	17,237
	8.00%			8.00%	Preferred Equity	(7)	—	(481)	972	6,397	—	481	5,916
					Common Stock	(7)	—	2,920	1,244	6,850	2,920	—	9,770
Moffitt Holdings, LLC	13.00%				Secured Debt	(8)	—	—	4,011	—	34,715	875	33,840
					Preferred Equity	(8)	—	1,260	—	—	15,560	—	15,560
MS Private Loan Fund I, LP	6.88%	SF+	3.00%		Secured Debt (12)	(8)	—	—	539	1,600	28,276	17,876	12,000
					LP Interests	(8)	—	(87)	1,514	14,034	750	87	14,697
MS Private Loan Fund II, LP		SF+	3.00%		Secured Debt (12)	(8)	—	—	63	(59)	1,825	1,850	(84)
					LP Interests	(8)	—	170	1,085	7,843	3,221	—	11,064
MSC Income Fund, Inc.					Common Equity	(8)	—	(3,481)	2,098	16,810	8,083	3,481	21,412
MVI MSO, LLC	13.00%				Secured Debt	(6)	—	—	1,206	—	9,768	—	9,768

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
December 31, 2025
(dollars in thousands)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2024 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	December 31, 2025 Fair Value (13)
					Preferred Equity	(6)	—	2,070	118	—	4,770	—	4,770
NAPCO Precast, LLC					Member Units	(8)	—	4,260	1,898	9,050	5,430	—	14,480
					Member Units	(8)	1,377	568	—	—	2,760	2,192	568
Nello Industries Investco, LLC		SF+	6.50%		Secured Debt	(5)	—	—	16	(16)	16	—	—
	12.50%				Secured Debt	(5)	—	205	3,831	26,959	5,113	—	32,072
					Preferred Equity	(5)	231	8,695	2,187	15,560	8,924	1,154	23,330
NexRev LLC					Secured Debt	(8)	—	—	—	—	—	—	—
					Secured Debt	(8)	—	(9)	151	9,811	9	9,820	—
					Preferred Member Units	(8)	—	960	140	11,910	960	—	12,870
NuStep, LLC	10.48%	SF+	6.50%		Secured Debt	(5)	—	—	344	3,600	—	2,600	1,000
	12.00%				Secured Debt	(5)	—	—	2,245	18,439	1	—	18,440
					Preferred Member Units	(5)	—	650	—	11,550	650	—	12,200
					Preferred Member Units	(5)	—	110	—	6,000	110	—	6,110
Orttech Holdings, LLC	14.98%	SF+	11.00%		Secured Debt	(5)	—	—	15	—	612	—	612
	14.98%	SF+	11.00%		Secured Debt	(5)	—	(46)	3,348	21,960	46	1,246	20,760
					Preferred Stock	(5)	—	—	240	13,450	—	—	13,450
Pinnacle TopCo, LLC					Secured Debt (12)	(8)	—	(3)	11	—	3	3	—
	13.00%				Secured Debt	(8)	—	(62)	3,752	28,640	62	1,502	27,200
					Preferred Equity	(8)	—	2,080	1,784	18,360	2,080	—	20,440
PPL RVs, Inc.		SF+	8.75%		Secured Debt	(8)	—	(2)	2	—	2	2	—
	13.04%	SF+	8.75%		Secured Debt	(8)	—	(44)	1,917	16,456	44	1,309	15,191
					Common Stock	(8)	—	220	522	17,110	220	—	17,330
					Common Stock	(8)	—	61	21	514	61	—	575
River Aggregates, LLC					Member Units	(8)	—	170	—	9,530	170	—	9,700
Tedder Industries, LLC	12.00%			12.00%	Secured Debt	(9)	—	275	—	1,646	—	684	962
	12.00%			12.00%	Secured Debt	(9)	—	(777)	—	3,603	—	776	2,827
					Preferred Member Units	(9)	—	—	—	—	—	—	—
					Preferred Member Units	(9)	—	—	—	—	—	—	—
					Preferred Member Units	(9)	—	—	—	—	—	—	—
Televerde, LLC					Member Units	(8)	—	570	300	4,252	570	—	4,822
					Preferred Stock	(8)	—	—	—	1,794	—	—	1,794
VVS Holdco LLC		SF+	6.00%		Secured Debt	(5)	—	—	16	—	—	—	—
	11.50%				Secured Debt	(5)	—	—	2,945	25,661	55	1,760	23,956
					Preferred Equity	(5)	—	—	99	12,240	—	—	12,240
Other
Amounts related to investments transferred to or from other 1940 Act classification during the period							6,769	—	(1,525)	(80,952)	—	—	—
Total Control investments							$19,674	$46,288	$245,940	$2,087,890	$769,525	$368,741	$2,569,626

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
December 31, 2025
(dollars in thousands)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2024 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	December 31, 2025 Fair Value (13)
Affiliate Investments
423 HAR, LP					LP Interests (423 HAR, L.P.)	(8)	$—	$—	$47	$1,226	$—	$—	$1,226
AAC Holdings, Inc.	20.00%			20.00%	Secured Debt	(7)	(139)	3	66	609	425	139	895
					Secured Debt	(7)	(3,303)	80	—	17,365	—	17,365	—
					Preferred Equity	(7)	—	(6,440)	—	—	8,520	6,440	2,080
	20.00%			20.00%	Secured Debt	(7)	—	(353)	—	—	3,109	353	2,756
	20.00%			20.00%	Secured Debt	(7)	—	(353)	—	—	3,109	353	2,756
					Common Stock	(7)	—	—	—	—	—	—	—
					Warrants	(7)	—	—	—	—	—	—	—
	21.00%			21.00%	Secured Debt	(7)	—	—	10	—	503	—	503
Boccella Precast Products LLC	10.00%				Secured Debt	(6)	—	55	22	266	55	65	256
					Member Units	(6)	—	2,510	490	310	2,510	—	2,820
Buca C, LLC	15.00%			15.00%	Secured Debt	(7)	—	—	—	—	—	—	—
	6.00%			6.00%	Preferred Member Units	(7)	—	—	—	—	—	—	—
	15.00%			15.00%	Secured Debt	(7)	—	—	—	—	—	—	—
	15.00%			15.00%	Secured Debt	(7)	—	(630)	—	—	630	630	—
Career Team Holdings, LLC		SF+	6.00%		Secured Debt (12)	(6)	—	—	112	887	238	1,170	(45)
	13.00%				Secured Debt	(6)	—	—	2,887	19,364	2,390	203	21,551
					Common Stock	(6)	—	(36)	—	4,740	666	36	5,370
CGMS Parent LLC	13.00%				Secured Debt	(6)	—	—	433	—	24,754	—	24,754
					Secured Debt	(6)	—	—	1	—	—	39	(39)
					Preferred Equity	(6)	—	—	—	—	10,000	—	10,000
Classic H&G Holdings, LLC					Preferred Member Units	(6)	(58)	(810)	1	2,850	—	810	2,040
Congruent Credit Opportunities Funds					LP Interests (Congruent Credit Opportunities Fund III, LP)	(8)	476	253	69	2,276	730	2,982	24
Connect Telecommunications Solutions Holdings, Inc.	13.00%				Secured Debt	(6)	—	—	3,487	27,315	80	3,242	24,153
					Preferred Equity	(6)	—	—	—	12,596	—	—	12,596
DMA Industries, LLC	10.00%				Secured Debt	(7)	—	46	1,903	16,722	78	4,000	12,800
					Preferred Equity	(7)	—	3,230	—	5,944	3,230	—	9,174
	10.00%				Secured Debt	(7)	—	4	67	555	5	—	560
	15.00%			15.00%	Preferred Equity	(7)	—	1,670	514	3,240	2,184	—	5,424
Dos Rios Partners					LP Interests (Dos Rios Partners, LP)	(8)	—	458	—	7,708	458	139	8,027
					LP Interests (Dos Rios Partners - A, LP)	(8)	—	146	—	2,447	146	44	2,549
Dos Rios Stone Products LLC					Class A Preferred Units	(8)	—	—	—	—	—	—	—
EIG Fund Investments					LP Interests (EIG Global Private Debt Fund-A, L.P.)	(8)	(2)	—	29	369	—	332	37
FCC Intermediate Holdco, LLC	13.00%				Secured Debt	(5)	—	2,712	5,166	29,109	3,691	1,640	31,160
					Warrants	(5)	—	4,300	930	10,840	4,300	—	15,140

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
December 31, 2025
(dollars in thousands)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2024 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	December 31, 2025 Fair Value (13)
Freeport Financial SBIC Fund LP					LP Interests (Freeport Financial SBIC Fund LP)	(5)	—	(347)	—	2,190	—	590	1,600
					LP Interests (Freeport First Lien Loan Fund III LP)	(5)	—	(82)	(23)	1,263	—	1,070	193
FRG AcquireCo, LLC					Secured Debt (12)	(7)	—	—	3	—	—	19	(19)
	13.00%				Secured Debt	(7)	—	—	600	—	10,402	—	10,402
					Preferred Equity	(7)	—	—	—	—	3,500	—	3,500
GFG Group, LLC					Secured Debt	(5)	—	(21)	185	8,185	—	8,185	—
					Secured Debt	(5)	—	—	185	—	—	—	—
	8.00%				Secured Debt	(5)	—	3	637	—	14,053	—	14,053
					Preferred Member Units	(5)	—	400	929	10,540	400	—	10,940
Gulf Manufacturing, LLC		SF+	8.13%		Secured Debt (12)	(8)	—	(42)	35	—	10	42	(32)
	12.01%	SF+	8.13%		Secured Debt	(8)	—	(325)	4,678	39,000	109	2,325	36,784
					Member Units	(8)	—	(8,130)	575	14,730	—	8,130	6,600
					Common Stock	(8)	—	562	71	888	562	—	1,450
					Preferred Equity	(8)	—	3,113	—	—	5,190	—	5,190
Hawk Ridge Systems, LLC	9.98%	SF+	6.00%		Secured Debt	(9)	—	(1)	342	2,645	6,174	5,600	3,219
	11.00%				Secured Debt	(9)	—	(56)	5,618	45,256	56	56	45,256
					Preferred Member Units	(9)	—	6,050	388	20,260	6,050	—	26,310
					Preferred Member Units	(9)	—	310	—	1,070	310	—	1,380
Houston Plating and Coatings, LLC	10.00%				Unsecured Convertible Debt	(8)	—	60	304	2,940	60	—	3,000
					Member Units	(8)	—	(210)	229	3,930	—	210	3,720
HPEP 3, L.P.					LP Interests (HPEP 3, L.P.)	(8)	—	391	5	4,472	392	748	4,116
					LP Interests (HPEP 4, L.P.)	(8)	—	725	3	5,861	1,602	—	7,463
Independent Pet Partners Intermediate Holdings, LLC					Common Equity	(6)	—	(1,390)	51	20,390	—	1,390	19,000
Infinity X1 Holdings, LLC					Secured Debt	(9)	—	(96)	683	15,050	—	15,050	—
					Preferred Equity	(9)	—	(1,070)	1,293	9,080	—	1,070	8,010
	12.00%				Secured Debt	(9)	—	10	1,346	—	16,372	1,073	15,299
Integral Energy Services	11.75%	SF+	7.50%		Secured Debt	(8)	—	(98)	1,610	12,728	54	740	12,042
	10.00%			10.00%	Preferred Equity	(8)	—	(59)	27	452	27	59	420
					Common Stock	(8)	—	(200)	—	550	—	200	350
	10.00%			10.00%	Preferred Equity	(8)	—	76	—	—	404	—	404
Iron-Main Investments, LLC	13.00%				Secured Debt	(5)	—	—	601	4,493	7	—	4,500
	13.00%				Secured Debt	(5)	—	—	392	2,927	4	—	2,931
	13.00%				Secured Debt	(5)	—	—	1,179	8,944	—	—	8,944
	13.00%				Secured Debt	(5)	—	—	2,350	17,542	27	—	17,569
	13.00%				Secured Debt	(5)	—	—	1,334	9,638	70	287	9,421
					Common Stock	(5)	—	(150)	—	2,850	—	150	2,700
	25.00%			25.00%	Preferred Equity	(5)	—	270	—	760	270	—	1,030

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
December 31, 2025
(dollars in thousands)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2024 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	December 31, 2025 Fair Value (13)
	25.00%			25.00%	Preferred Equity	(5)	—	—	—	—	155	—	155
ITA Holdings Group, LLC	11.15%	SF+	7.00%		Secured Debt	(8)	—	(5)	150	1,180	5	5	1,180
		SF+			Secured Debt	(8)	—	(12)	77	994	—	994	—
	11.15%	SF+	7.00%		Secured Debt	(8)	—	15	263	—	5,310	—	5,310
	11.15%	SF+	7.00%		Secured Debt	(8)	—	(267)	826	4,438	763	266	4,935
	11.15%	SF+	7.00%		Secured Debt	(8)	—	(267)	871	4,438	763	266	4,935
	11.15%	SF+	7.00%		Secured Debt	(8)	—	5	116	—	1,770	—	1,770
					Warrants	(8)	—	9,542	3,375	5,690	9,540	—	15,230
Johnson Downie Opco, LLC	15.00%				Secured Debt (12)	(8)	—	(6)	95	—	1,806	6	1,800
					Secured Debt	(8)	—	(89)	3,082	21,507	—	21,507	—
	15.00%				Secured Debt	(8)	—	4	303	—	25,107	—	25,107
					Preferred Equity	(8)	—	9,790	3,571	14,550	9,790	—	24,340
KMS, LLC		SF+	9.75%		Secured Debt	(5)	(415)	—	—	663	—	663	—
		SF+	9.75%		Secured Debt	(5)	(3,037)	1	—	4,779	—	4,779	—
		SF+	9.75%		Secured Debt	(5)	—	—	—	450	—	450	—
		SF+	9.75%		Secured Debt	(5)	—	—	—	440	—	440	—
		SF+	9.75%		Secured Debt	(5)	—	—	—	—	—	—	—
	12.50%				Secured Debt	(5)	—	—	144	—	1,146	—	1,146
	12.50%				Secured Debt	(5)	—	—	124	—	1,202	195	1,007
					Preferred Equity	(5)	—	1,380	—	—	6,270	—	6,270
		SF+	5.50%		Secured Debt	(5)	—	—	—	—	—	40	(40)
Mills Fleet Farm Group, LLC	9.81%	SF+	5.50%	9.81%	Secured Debt	(5)	—	(107)	257	—	2,861	65	2,796
	9.32%	SF+	5.50%	9.32%	Secured Debt	(5)	—	(64)	59	—	1,710	46	1,664
					Preferred Equity	(5)	—	(2,389)	1,106	13,840	1,106	2,389	12,557
MoneyThumb Acquisition, LLC	14.00%				Secured Debt	(9)	—	—	1,465	8,967	169	1,440	7,696
	12.00%			12.00%	Preferred Member Units	(9)	—	188	217	1,707	405	—	2,112
					Warrants	(9)	—	206	—	594	206	—	800
Nearshore AcquireCo, LLC					Secured Debt	(8)	—	—	52	—	—	24	(24)
					Secured Debt	(8)	—	—	2	—	—	61	(61)
	13.00%				Secured Debt	(8)	—	—	841	—	21,688	—	21,688
					Preferred Equity	(8)	—	—	—	—	5,260	—	5,260
Nebraska Vet AcquireCo, LLC		SF+	7.00%		Secured Debt	(5)	—	(7)	10	—	7	7	—
					Preferred Member Units	(5)	55,647	(25,053)	5,695	32,040	55,647	87,687	—
					Secured Debt	(5)	—	(115)	3,143	62,200	115	62,315	—
					Secured Debt	(5)	—	(171)	193	4,650	2,771	7,421	—
OnAsset Intelligence, Inc.	12.00%			12.00%	Secured Debt	(8)	—	41	—	99	42	—	141
	12.00%			12.00%	Secured Debt	(8)	—	42	—	101	43	—	144
	12.00%			12.00%	Secured Debt	(8)	—	91	—	218	91	—	309

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
December 31, 2025
(dollars in thousands)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2024 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	December 31, 2025 Fair Value (13)
	12.00%			12.00%	Secured Debt	(8)	—	190	—	457	188	—	645
	10.00%			10.00%	Unsecured Debt	(8)	—	(305)	—	305	—	305	—
	7.00%			7.00%	Preferred Stock	(8)	—	—	—	—	—	—	—
					Common Stock	(8)	—	—	—	—	—	—	—
					Warrants	(8)	—	—	—	—	—	—	—
Oneliance, LLC					Preferred Stock	(7)	—	690	139	2,580	690	—	3,270
RA Outdoors LLC	10.89%	SF+	6.75%	10.89%	Secured Debt	(8)	—	(156)	159	1,257	121	196	1,182
	10.89%	SF+	6.75%	10.89%	Secured Debt	(8)	—	(1,637)	1,654	13,155	1,256	2,056	12,355
		SF+	6.75%		Secured Debt	(8)	—	—	—	—	—	—	—
		SF+	6.75%		Secured Debt	(8)	—	—	—	—	—	—	—
					Common Equity	(8)	—	—	—	—	—	—	—
Revenue Recovery Holdings, LLC					Secured Debt (12)	(7)	—	—	5	—	—	18	(18)
	13.00%				Secured Debt	(7)	—	—	678	—	8,940	2,300	6,640
					Preferred Equity	(7)	—	—	—	—	1,049	—	1,049
RFG AcquireCo, LLC					Secured Debt (12)	(7)	—	—	6	—	—	7	(7)
	12.50%				Secured Debt	(7)	—	—	392	—	7,932	—	7,932
	12.50%				Secured Debt	(7)	—	—	3,246	—	33,700	—	33,700
					Preferred Equity	(7)	—	1,370	—	—	12,771	—	12,771
SI East, LLC	11.80%				Secured Debt (12)	(7)	—	(4)	293	2,250	4	4	2,250
	12.85%				Secured Debt	(7)	—	31	8,775	67,661	—	811	66,850
					Preferred Member Units	(7)	—	3,530	470	13,660	3,530	—	17,190
Slick Innovations, LLC					Secured Debt	(6)	—	(139)	510	16,320	—	16,320	—
	14.00%				Secured Debt	(6)	—	229	3,213	—	25,880	1,200	24,680
					Common Stock	(6)	—	(280)	873	2,440	—	280	2,160
Specialized Aviation Holdings, LLC	13.00%				Secured Debt	(7)	—	—	1,966	—	29,737	1,375	28,362
					Preferred Stock	(7)	—	—	119	—	15,000	—	15,000
Student Resource Center, LLC	8.50%			8.50%	Secured Debt	(6)	—	(205)	—	1,644	—	206	1,438
					Preferred Equity	(6)	—	—	—	—	—	—	—
	8.50%			8.50%	Secured Debt	(6)	—	558	17	204	576	—	780
Superior Rigging & Erecting Co.					Preferred Member Units	(7)	—	6,970	—	10,530	6,970	—	17,500
The Affiliati Network, LLC					Secured Debt	(9)	—	—	77	394	9,286	9,680	—
					Secured Debt	(9)	—	129	533	5,053	148	5,201	—
					Preferred Stock	(9)	—	—	270	6,400	—	—	6,400
					Preferred Stock	(9)	—	—	(13)	287	26	—	313
UnionRock Energy Fund II, LP					LP Interests	(9)	—	36	46	4,732	36	604	4,164
UnionRock Energy Fund III, LP					LP Interests	(9)	—	(272)	120	5,612	447	894	5,165
UniTek Global Services, Inc.					Secured Convertible Debt	(6)	3,762	(2,384)	41	5,642	505	6,147	—
					Secured Convertible Debt	(6)	1,743	(1,155)	21	2,663	235	2,898	—

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
December 31, 2025
(dollars in thousands)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2024 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	December 31, 2025 Fair Value (13)
					Preferred Stock	(6)	—	—	104	3,181	1,633	4,814	—
	20.00%			20.00%	Preferred Stock	(6)	—	(788)	—	4,272	5,116	—	9,388
	19.00%			19.00%	Preferred Stock	(6)	—	—	—	—	—	—	—
	13.50%			13.50%	Preferred Stock	(6)	—	—	—	—	—	—	—
					Common Stock	(6)	—	—	—	—	—	—	—
Urgent DSO LLC	13.50%				Secured Debt	(5)	—	(71)	1,222	8,727	18	73	8,672
					Preferred Equity	(5)	—	(258)	294	4,320	294	258	4,356
Wildcats Topco LLC					Common Equity	(5)	—	333	17	—	22,760	—	22,760
World Micro Holdings, LLC	12.00%				Secured Debt	(7)	—	—	1,162	10,702	25	879	9,848
					Preferred Equity	(7)	—	—	308	3,845	—	—	3,845
Other
Amounts related to investments transferred to or from other 1940 Act classification during the period							3,453	3,450	1,459	29,588	—	—	—
Total Affiliate investments							$58,127	$9,153	$96,077	$846,798	$482,537	$334,568	$965,179
___________________________
(1)The principal amount, the ownership detail for equity investments and if the investment is income producing is included in the Consolidated Schedule of Investments included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
(2)Represents the total amount of interest, dividends and fees credited to income for the portion of the period for which an investment was included in Control or Affiliate categories, respectively. For investments transferred between Control and Affiliate categories during the period, any income or investment balances related to the time period it was in the category other than the one shown at period end is included in “Amounts related to investments transferred from other 1940 Act classifications during the period.”
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
(5)Portfolio company located in the Midwest region as determined by location of the corporate headquarters. The fair value as of December 31, 2025 for Control investments located in this region was $577,141. This represented 19.3% of net assets as of December 31, 2025. The fair value as of December 31, 2025 for Affiliate investments located in this region was $181,524. This represented 6.1% of net assets as of December 31, 2025.

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
December 31, 2025
(dollars in thousands)
(6)Portfolio company located in the Northeast region and Canada as determined by location of the corporate headquarters. The fair value as of December 31, 2025 for Control investments located in this region was $159,964. This represented 5.3% of net assets as of December 31, 2025. The fair value as of December 31, 2025 for Affiliate investments located in this region was $160,902. This represented 5.4% of net assets as of December 31, 2025.
(7)Portfolio company located in the Southeast region as determined by location of the corporate headquarters. The fair value as of December 31, 2025 for Control investments located in this region was $201,583. This represented 6.7% of net assets as of December 31, 2025. The fair value as of December 31, 2025 for Affiliate investments located in this region was $277,013. This represented 9.3% of net assets as of December 31, 2025.
(8)Portfolio company located in the Southwest region as determined by location of the corporate headquarters. The fair value as of December 31, 2025 for Control investments located in this region was $1,086,531. This represented 36.3% of net assets as of December 31, 2025. The fair value as of December 31, 2025 for Affiliate investments located in this region was $219,616. This represented 7.3% of net assets as of December 31, 2025.
(9)Portfolio company located in the West region as determined by location of the corporate headquarters. The fair value as of December 31, 2025 for Control investments located in this region was $544,407. This represented 18.2% of net assets as of December 31, 2025. The fair value as of December 31, 2025 for Affiliate investments located in this region was $126,124. This represented 4.2% of net assets as of December 31, 2025.
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
(12)Investment has an unfunded commitment as of December 31, 2025 (see Note K — Commitments and Contingencies). The fair value of the investment includes the impact of the fair value of any unfunded commitments.
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
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
December 31, 2024
(dollars in thousands)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2023 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	December 31, 2024 Fair Value (13)
					Preferred Member Units	(8)	—	1,850	1,396	10,750	1,850	—	12,600
					Common Stock	(8)	—	90	—	510	90	—	600
Quality Lease Service, LLC					Member Units	(7)	—	—	—	460	—	—	460
Robbins Bros. Jewelry, Inc.				10.00%	Secured Debt	(9)	—	—	8	(26)	—	13	(39)
	12.50%			10.00%	Secured Debt	(9)	—	(14,949)	1,083	30,798	—	16,236	14,562
					Preferred Equity	(9)	—	—	6	—	—	—	—
Trantech Radiator Topco, LLC					Secured Debt (12)	(7)	—	(1)	5	—	1	2	(1)
	13.50%				Secured Debt	(7)	—	(8)	1,089	7,920	—	65	7,855
					Common Stock	(7)	—	(4,170)	116	12,740	—	4,170	8,570
Victory Energy Operations, LLC					Secured Debt	(8)	—	—	6	—	—	33	(33)
	13.00%				Secured Debt	(8)	—	—	2,557	—	47,792	—	47,792
					Preferred Equity	(8)	—	—	—	—	26,133	3,447	22,686
Volusion, LLC	10.00%				Secured Debt	(8)	—	—	213	2,100	—	—	2,100
					Preferred Member Units	(8)	—	—	30	—	—	—	—
					Preferred Member Units	(8)	—	4,421	—	7,250	4,422	4,669	7,003
					Preferred Member Units	(8)	—	—	—	—	—	—	—
					Common Stock	(8)	—	—	—	—	—	—	—
Ziegler’s NYPD, LLC					Secured Debt	(8)	—	—	55	450	—	450	—
	12.00%				Secured Debt	(8)	—	—	—	—	1,750	—	1,750
					Secured Debt	(8)	—	55	66	945	—	945	—
					Secured Debt	(8)	(2,301)	670	389	2,080	188	2,268	—
					Preferred Member Units	(8)	—	—	—	—	320	—	320
					Warrants	(8)	—	—	—	—	—	—	—
Other Controlled Investments
2717 MH, L.P.					LP Interests (2717 MH, L.P.)	(8)	$147	$2,768	$311	$6,050	$2,915	$147	$8,818
					LP Interests (2717 HPP-MS, L.P.)	(8)	—	60	—	315	68	—	383
					LP Interests (2717 GRE-LP, L.P.)	(8)	—	—	—	—	441	—	441
HPEP 423 COR, LP					LP Interests (423 COR, L.P.)	(8)	—	818	102	1,869	2,318	—	4,187
ASC Interests, LLC	13.00%				Secured Debt	(8)	—	—	54	400	—	—	400
	13.00%				Secured Debt	(8)	—	—	219	1,597	1	—	1,598
					Preferred Member Units	(8)	—	(266)	—	266	—	266	—
					Member Units	(8)	—	(100)	—	100	—	100	—
ATS Workholding, LLC	5.00%				Secured Debt (12)	(9)	—	(507)	—	328	293	508	113

Table of contents	Schedule 12-14
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
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
December 31, 2024
(dollars in thousands)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2023 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	December 31, 2024 Fair Value (13)
MoneyThumb Acquisition, LLC	14.00%				Secured Debt	(9)	—	—	753	—	8,967	—	8,967
	12.00%			12.00%	Preferred Member Units	(9)	—	—	74	—	1,707	—	1,707
					Warrants	(9)	—	—	—	—	594	—	594
Nebraska Vet AcquireCo, LLC		SF+	7.00%		Secured Debt (12)	(8)	—	7	100	—	1,250	1,250	—
					Secured Debt	(8)	—	(121)	1,205	25,794	—	25,794	—
					Secured Debt	(8)	—	(44)	454	10,500	—	10,500	—
					Preferred Member Units	(5)	—	17,020	1,158	15,020	17,020	—	32,040
	12.50%				Secured Debt	(5)	—	115	5,459	—	62,200	—	62,200
	12.50%				Secured Debt	(5)	—	171	257	—	4,650	—	4,650
OnAsset Intelligence, Inc.	12.00%			12.00%	Secured Debt	(8)	—	(226)	—	326	—	227	99
	12.00%			12.00%	Secured Debt	(8)	—	(231)	—	332	—	231	101
	12.00%			12.00%	Secured Debt	(8)	—	(497)	—	716	—	498	218
	12.00%			12.00%	Secured Debt	(8)	—	(1,037)	—	1,493	—	1,036	457
	10.00%			10.00%	Unsecured Debt	(8)	—	—	—	305	—	—	305
	7.00%			7.00%	Preferred Stock	(8)	—	—	—	—	—	—	—
					Common Stock	(8)	—	—	—	—	—	—	—
					Warrants	(8)	—	—	—	—	—	—	—
Oneliance, LLC		SF+	10.00%		Secured Debt	(7)	—	—	—	—	—	—	—
		SF+	10.00%		Secured Debt	(7)	—	61	539	5,350	90	5,440	—
					Preferred Stock	(7)	—	1,452	12	1,128	1,452	—	2,580
Quality Lease Service, LLC					Preferred Member Units	(8)	(2,504)	2,500	—	—	2,500	2,500	—
RA Outdoors LLC	11.74%	SF+	6.75%	11.74%	Secured Debt	(8)	—	(45)	66	771	537	51	1,257
	11.74%	SF+	6.75%	11.74%	Secured Debt	(8)	—	(476)	709	12,513	880	238	13,155
					Common Equity	(8)	—	—	—	—	—	—	—
SI East, LLC	11.75%				Secured Debt (12)	(7)	—	(4)	269	1,125	2,254	1,129	2,250
					Secured Debt	(7)	—	(241)	2,600	54,536	—	54,536	—
	12.79%				Secured Debt	(7)	—	50	5,856	—	67,661	—	67,661
					Preferred Member Units	(7)	—	(5,510)	1,623	19,170	—	5,510	13,660
Slick Innovations, LLC	14.00%				Secured Debt	(6)	—	45	2,498	11,440	7,600	2,720	16,320
					Common Stock	(6)	—	586	234	2,310	586	456	2,440
Student Resource Center, LLC	8.50%			8.50%	Secured Debt	(6)	—	(1,546)	—	3,190	—	1,546	1,644
					Preferred Equity	(6)	—	—	—	—	—	—	—
	8.50%			8.50%	Secured Debt	(6)	—	—	4	—	204	—	204
Superior Rigging & Erecting Co.					Secured Debt	(7)	—	—	1,193	20,427	73	20,500	—
					Preferred Member Units	(7)	—	4,590	—	5,940	4,590	—	10,530
The Affiliati Network, LLC	10.00%				Secured Debt (12)	(9)	—	—	18	150	1,444	1,200	394

Table of contents	Schedule 12-14
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
(2)Represents the total amount of interest, dividends and fees credited to income for the portion of the period for which an investment was included in Control or Affiliate categories, respectively. For investments transferred between Control and Affiliate categories during the period, any income or investment balances related to the time period it was in the category other than the one shown at period end is included in “Amounts related to investments transferred from other 1940 Act classifications during the period.”
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
(12)Investment has an unfunded commitment as of December 31, 2024 (see Note K — Commitments and Contingencies). The fair value of the investment includes the impact of the fair value of any unfunded commitments.
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
(b) Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2025. Grant Thornton LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2025, as stated in its report which is included herein.
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
(d) Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Fees and Expenses
The following table is being provided to update, as of December 31, 2025, certain information in the Company’s effective shelf registration statement on Form N-2 (File No. 333-285405) filed with the SEC on February 28, 2025, as supplemented by the prospectus supplements relating to our ATM Program and to the direct stock purchase feature of the Plan. The information is intended to assist you in understanding the costs and expenses that an investor in the Company will bear directly or indirectly. We caution you that some of the percentages indicated in the table below are estimates and may vary. Except where the context suggests otherwise, whenever this Annual Report on Form 10-K contains a reference to fees or expenses paid by “you,” “us” or “Main Street,” or that “we” will pay fees or expenses, stockholders will indirectly bear such fees or expenses as investors in us.

Stockholder Transaction Expenses:
Sales load (as a percentage of offering price)	—%	(1)
Offering expenses (as a percentage of offering price)	—%	(2)
Plan expenses	—%	(3)
Total stockholder transaction expenses (as a percentage of offering price)	—%	(4)
Annual Expenses of the Company (as a percentage of net assets attributable to common stock):
Operating expenses	2.39%	(5)
Interest payments on borrowed funds	4.15%	(6)
Income tax expense	0.90%	(7)
Acquired fund fees and expenses	0.10%	(8)
Total annual expenses	7.54%
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
(2)Estimated offering expenses payable by us for the estimated duration of the ATM Program are $2.1 million. In the event that we conduct an offering of our securities, a corresponding prospectus or prospectus supplement will disclose the estimated offering expenses.
(3)The expenses of administering the Plan are included in operating expenses. Additional costs may be charged to participants in the direct stock purchase feature of the Plan for certain types of transactions.
(4)Total stockholder transaction expenses may include sales load and will be disclosed in a future prospectus or prospectus supplement, if any.
(5) The operating expenses in this table represent our estimated total annual operating expenses less the portion of such expenses that we estimate will be allocated to the External Investment Manager for providing investment management and other services to External Parties. This approach is consistent with the presentation of our total expenses on our Consolidated Statements of Operations.
(6)Interest payments on borrowed funds represent our estimated annual interest payments on borrowed funds based on current debt levels as adjusted for projected increases (but not decreases) in debt levels over the next twelve months.
(7)Income tax expense relates to the accrual of (a) deferred tax provision (benefit) primarily related to loss carryforwards, timing differences in net unrealized appreciation or depreciation and other temporary book-tax differences from our portfolio investments held in Taxable Subsidiaries and (b) excise, federal and state income and other taxes. Deferred taxes are non-cash in nature and may vary significantly from period to period. We are required to include deferred taxes in calculating our annual expenses even though deferred taxes are not currently payable or receivable. Due to the variable nature of deferred tax expense, which can be a large portion of the income tax expense, and the difficulty in providing an estimate for future periods, this income tax expense estimate is based upon the actual amount of income tax expense for the year ended December 31, 2025.

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

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5.0% annual return and no sales load	$82	$238	$383	$707
You would pay the following expenses on a $1,000 investment, assuming a 5.0% annual return and a 1.00% sales load	$91	$245	$389	$710
The example and the expenses in the table above should not be considered a representation of our future expenses, and actual expenses may be greater or less than those shown. While the example assumes, as required by the SEC, a 5.0% annual return, our performance will vary and may result in a return greater or less than 5.0%. In addition, while the example assumes reinvestment of all dividends at NAV, participants in our DRIP will receive a number of shares of our common stock, determined by dividing the total dollar amount of the dividend payable to a participant by (i) the market price per share of our common stock at the close of trading on a valuation date determined by our Board of Directors for each dividend in the event that we use newly issued shares to satisfy the share requirements of the DRIP or (ii) the average purchase price of all shares of common stock purchased by the plan administrator in the event that shares are purchased in the open market to satisfy the share requirements of the DRIP, which may be at, above or below NAV. See the description in Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Dividend/Distribution Policy for additional information regarding our DRIP.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended December 31, 2025, none of our directors or officers adopted or terminated any contract, instruction or written plans for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item will be contained in the definitive proxy statement relating to our 2026 Annual Meeting of Stockholders (the “Proxy Statement”) under the headings “Election of Directors,” “Corporate Governance” and “Officers” to be filed with the Securities and Exchange Commission on or prior to April 30, 2026, and is incorporated herein by reference.
We have adopted a code of business conduct and ethics that applies to directors, officers and employees of Main Street. This code of ethics is published on our website at www.mainstcapital.com. We intend to disclose any substantive amendments to, or waivers from, this code of conduct within four business days of the waiver or amendment through a posting on our website.
Item 11. Executive Compensation
The information required by this Item will be contained in the Proxy Statement under the headings “Compensation of Executive Officers,” “Compensation of Directors,” “Compensation Discussion and Analysis,” “Corporate Governance — Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report,” to be filed with the Securities and Exchange Commission on or prior to April 30, 2026, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table provides information regarding our equity compensation plans as of December 31, 2025:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted‑Average Exercise Price of Outstanding Options, Warrants and Rights	Number of securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column)
Equity compensation plans approved by security holders (1)	$—	$—	$3,811,148
Equity compensation plans not approved by security holders (2)	200,320	—	—
Total	$200,320	$—	$3,811,148
___________________________
(1)Consists of our Main Street Capital Corporation 2022 Equity and Incentive Plan and our Main Street Capital Corporation 2022 Non-Employee Director Restricted Stock Plan. As of December 31, 2025, we had issued 1,550,220 shares of restricted stock pursuant to these plans, of which 520,862 shares had vested and 61,368 shares were forfeited. Pursuant to each of these plans, if any award issued thereunder shall for any reason expire or otherwise terminate or be forfeited, in whole or in part, the shares of stock not acquired under such award shall revert to and again become available for issuance under such plan. For more information regarding these plans, see Note J — Share-Based Compensation in the notes to the consolidated financial statements included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
(2)Consists of the Deferred Compensation Plan. For more information regarding the Deferred Compensation Plan, see Note B.9 — Summary of Significant Accounting Policies — Deferred Compensation Plan and Note L — Related Party Transactions in the notes to the consolidated financial statements included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
The other information required by this Item will be contained in the Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management,” to be filed with the Securities and Exchange Commission on or prior to April 30, 2026, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be contained in the Proxy Statement under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance,” to be filed with the Securities and Exchange Commission on or prior to April 30, 2026, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item will be contained in the Proxy Statement under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm for Year Ending December 31, 2026,” to be filed with the Securities and Exchange Commission on or prior to April 30, 2026, and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Consolidated Financial Statement Schedules
The following documents are filed or incorporated by reference as part of this Annual Report:
1.Consolidated Financial Statements
2.Consolidated Financial Statement Schedule

Schedule of Investments in and Advances to Affiliates for the Years Ended December 31, 2025 and 2024	189
3.Exhibits
Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description
3.1
Articles of Amendment and Restatement of Main Street Capital Corporation (previously filed as Exhibit (a) to Main Street Capital Corporation’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 filed on October 9, 2007 (File No. 333-142879)).

3.2
Amended and Restated Bylaws of Main Street Capital Corporation (previously filed as Exhibit 3.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed on March 6, 2013 (File No. 814-00746)).

4.1
Form of Common Stock Certificate (previously filed as Exhibit (d) to Main Street Capital Corporation’s Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2 filed on August 15, 2007 (File No. 333-142879)).

4.2
Dividend Reinvestment and Direct Stock Purchase Plan, effective May 10, 2019 (previously filed as Exhibit 99.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed on May 10, 2019 (File No. 814-00746)).

4.3
Main Street Mezzanine Fund, LP SBIC debentures guaranteed by the SBA (previously filed as Exhibit (f)(1) to Main Street Capital Corporation’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 filed on June 22, 2007 (File No. 333-142879)).

4.4
Main Street Capital III, LP SBIC debentures guaranteed by the SBA (see Exhibit (f)(1) to Main Street Capital Corporation’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 filed on June 22, 2007 for a substantially identical copy of the form of debentures).

4.5
Form of Indenture between Main Street Capital Corporation and The Bank of New York Mellon Trust Company, N.A. (previously filed as Exhibit (d)(6) to Main Street Capital Corporation’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 filed on March 28, 2013 (File No. 333-183555)).

4.6
Fifth Supplemental Indenture relating to the July 2026 Notes, dated January 14, 2021, between Main Street Capital Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (previously filed as Exhibit 4.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed on January 14, 2021 (File No. 814-00746)).

4.7	Form of July 2026 Notes (contained in the Fifth Supplemental Indenture incorporated by reference as Exhibit 4.6 hereto).
4.8
Sixth Supplemental Indenture relating to the March 2029 Notes, dated January 12, 2024, between Main Street Capital Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (previously filed as Exhibit 4.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed on January 12, 2024 (File No. 814-00746)).

4.9	Form of March 2029 Notes (contained in the Sixth Supplemental Indenture incorporated by reference as Exhibit 4.8 hereto).

Exhibit Number	Description
4.10
Seventh Supplemental Indenture, dated June 4, 2024, between Main Street Capital Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (previously filed as Exhibit 4.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed on June 4, 2024 (File No. 814-00746)).

4.11	Form of June 2027 Notes (contained in the Seventh Supplemental Indenture incorporated by reference as Exhibit 4.10 hereto).
4.12
Eighth Supplemental Indenture, dated August 15, 2025, between Main Street Capital Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (previously filed as Exhibit 4.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed on August 15, 2025 (File No. 814-00746)).

4.13	Form of 5.40% Notes due 2028 (contained in the Eighth Supplemental Indenture incorporated by reference as Exhibit 4.12 hereto).
4.14
Description of Main Street Capital Corporation’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (previously filed as Exhibit 4.11 to Main Street Capital Corporation’s Annual Report on Form 10-K filed on February 28, 2020 (File No. 814-00746)).

10.1
Omnibus Amendment No. 1, dated as of April 7, 2021, by and among Main Street Capital Corporation, the guarantors party thereto, Truist Bank, as administrative agent, solely with respect to Section 2 thereof, the withdrawing lender, and the lenders party thereto (previously filed as Exhibit 10.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed on April 8, 2021 (File No. 814-00746)).

10.2
Third Amended and Restated General Security Agreement dated June 5, 2018 (previously filed as Exhibit 10.2 to Main Street Capital Corporation’s Current Report on Form 8-K filed on June 6, 2018 (File No. 814-00746)).

10.3
Third Amended and Restated Equity Pledge Agreement dated June 5, 2018 (previously filed as Exhibit 10.3 to Main Street Capital Corporation’s Current Report on Form 8-K filed on June 6, 2018 (File No. 814-00746)).

10.4
Amended and Restated Custodial Agreement dated September 20, 2010 (previously filed as Exhibit 10.3 to Main Street Capital Corporation’s Current Report on Form 8-K filed September 21, 2010 (File No. 814-00746)).

10.5
Third Amendment to Amended and Restated Credit Agreement and First Amendment to Amended and Restated Custodial Agreement dated November 21, 2011 (previously filed as Exhibit 10.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed November 22, 2011 (File No. 814-00746)).

10.6
Third Amendment, dated as of August 4, 2022, to the Third Amended and Restated Credit Agreement by and among Main Street Capital Corporation, the guarantors party thereto, Truist Bank, as administrative agent, and the lenders party thereto (previously filed as Exhibit 10.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed on August 4, 2022 (File No. 814-00746)).

10.7
Fourth Amendment, dated as of December 22, 2022, to the Third Amended and Restated Credit Agreement by and among Main Street Capital Corporation, the guarantors party thereto, Truist Bank, as administrative agent, and the lenders party thereto (previously filed as Exhibit 10.2 to Main Street Capital Corporation’s Current Report on Form 8-K filed on December 28, 2022 (File No. 814-00746)).

10.8
Joinder Agreement and Supplement, dated January 13, 2023, to the Third Amended and Restated Credit Agreement (previously filed as Exhibit 10.8 to Main Street Capital Corporation’s Annual Report on Form 10-K filed on February 24, 2023 (File No. 814-00746)).

10.9
Response to Notice of Increase Request, dated July 26, 2023, by and among Main Street Capital Corporation and Sumitomo Mitsui Banking Corporation (previously filed as Exhibit 10.1 to Main Street Capital Corporation’s Quarterly Report on Form 10-Q filed on August 4, 2023 (File No. 814-00746)).

10.10
Fifth Amendment, dated May 26, 2024, to Third Amended and Restated Credit Agreement by and among Main Street Capital Corporation, the guarantors party thereto, Truist Bank, as administrative agent, and the lenders party thereto (previously filed as Exhibit 99.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed on May 30, 2024 (File No. 814-00746)).

10.11
Sixth Amendment, dated as of June 27, 2024, to the Third Amended and Restated Credit Agreement by and among Main Street Capital Corporation, the guarantors party thereto, Truist Bank, as administrative agent, and the lenders party thereto (previously filed as Exhibit 10.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed on June 28, 2024 (File No. 814-00746)).

10.12
Seventh Amendment, dated as of April 30, 2025, to the Third Amended and Restated Credit Agreement by and among Main Street Capital Corporation, the guarantors party thereto, Truist Bank, as administrative agent, and the lenders party thereto (previously filed as Exhibit 10.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed on May 1, 2025 (File No. 814.00746)).

10.13*	Response to Notice Increase Request, dated February 9, 2026, by and among Main Street Capital Corporation and First Financial Bank.

Exhibit Number	Description
10.14
Revolving Credit and Security Agreement, dated as of November 22, 2022, among MSCC Funding I, LLC, as the borrower, Main Street Capital Corporation, as the collateral manager, the lenders party from time to time thereto, Truist Bank, as administrative agent and swingline lender, Citibank N.A., as collateral agent, document custodian and custodian and Virtus Group, L.P. as collateral administrator (previously filed as Exhibit 10.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed on November 28, 2022 (File No. 814-00746)).

10.15
Purchase and Contribution Agreement, dated as of November 22, 2022, among Main Street Capital Corporation, as the seller, and MSCC Funding I, LLC, as the buyer (previously filed as Exhibit 10.2 to Main Street Capital Corporation’s Current Report on Form 8-K filed on November 28, 2022 (File No. 814-00746)).

10.16
Lender Joinder Agreement, dated December 6, 2022, to the Revolving Credit and Security Agreement (previously filed as Exhibit 10.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed on December 6, 2022 (File No. 814-00746)).

10.17
First Amendment to Credit Agreement, dated as of February 2, 2023, among MSCC Funding I, LLC, as the borrower, Main Street Capital Corporation, as the collateral manager, the lenders party thereto, Truist Bank, as administrative agent and swingline lender, Citibank N.A., as collateral agent document custodian and custodian and Virtus Group, L.P., as collateral administrator (previously filed as Exhibit 10.12 to Main Street Capital Corporation’s Annual Report on Form 10-K filed on February 24, 2023 (File No. 814-00746)).

10.18
Western Alliance Joinder Agreement, dated October 5, 2023 (previously filed as Exhibit 10.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed on October 12, 2023 (File No. 814-00746)).

10.19	EverBank Joinder Agreement, dated October 12, 2023 (previously filed as Exhibit 10.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed on October 13, 2023 (File No. 814-00746)).
10.20
Second Amendment, dated as of September 26, 2024, to Credit Agreement by and among MSCC Funding I, LLC, as the borrower, Main Street Capital Corporation, as the collateral manager, the lenders from time to time party thereto, Truist Bank, as administrative agent and swingline lender, Citibank, N.A., as collateral agent, document custodian and custodian, and Virtus Group, L.P., as collateral administrator (previously filed as Exhibit 10.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed on October 1, 2024 (File No. 814-00746)).

10.21
Third Amendment, dated as of April 24, 2025, to Credit Agreement by and among MSCC Funding I, LLC, as the borrower, Main Street Capital Corporation, as the collateral manager, the lenders from time to time party thereto, Truist Bank, as administrative agent and swingline lender, Citibank, N.A., as collateral agent, document custodian and custodian, and Virtus Group, L.P., as collateral administrator, and Western Alliance Trust Company, N.A., as successor collateral agent, successor document custodian, successor custodian and successor collateral administrator (previously filed as Exhibit 10.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed on April 25, 2025 (File No. 814-00746)).

10.22†
Main Street Capital Corporation 2022 Equity and Incentive Plan (previously filed as Exhibit 4.4 to Main Street Capital Corporation’s Registration Statement on Form S-8 filed on May 3, 2022 (File No. 333-264643)).

10.23†
Main Street Capital Corporation 2022 Non-Employee Director Restricted Stock Plan (previously filed as Exhibit 4.5 to Main Street Capital Corporation’s Registration Statement on Form S-8 filed on May 3, 2022 (File No. 333-264643)).

10.24†
Form of Restricted Stock Agreement for Executive Officers — Main Street Capital Corporation 2022 Equity and Incentive Plan (previously filed as Exhibit 4.6 to Main Street Capital Corporation’s Registration Statement on Form S-8 filed on May 3, 2022 (File No. 333-264643)).

10.25†
Form of Restricted Stock Agreement for Non-Employee Directors — Main Street Capital Corporation 2022 Non-Employee Director Restricted Stock Plan (previously filed as Exhibit 4.7 to Main Street Capital Corporation’s Registration Statement on Form S-8 filed on May 3, 2022 (File No. 333-264643)).

10.26
Custody Agreement, dated September 17, 2007, by and between Main Street Capital Corporation and Amegy Bank National Association (previously filed as Exhibit (j) to Main Street Capital Corporation’s Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 filed on September 21, 2007 (File No. 333-142879)).

10.27†
Form of Confidentiality and Non-Compete Agreement by and between Main Street Capital Corporation and Vincent D. Foster (previously filed as Exhibit (k)(12) to Main Street Capital Corporation’s Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 filed on September 21, 2007 (File No. 333-142879)).

10.28†
Form of Indemnification Agreement by and between Main Street Capital Corporation and each executive officer and director (previously filed as Exhibit (k)(13) to Main Street Capital Corporation’s Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 filed on September 21, 2007 (File No. 333-142879)).

10.29
Amended and Restated Investment Advisory and Administrative Services Agreement, dated January 29, 2025, between MSC Income Fund, Inc. and MSC Adviser I, LLC (previously filed as Exhibit 10.28 to Main Street Capital Corporation’s Annual Report on Form 10-K filed on February 28, 2025 (File No. 814-00746)).

Exhibit Number	Description
10.30†
Nonqualified Supplemental Deferred Compensation Plan Adoption Agreement and Plan Document (previously filed as Exhibit 4.1 to Main Street Capital Corporation’s Registration Statement on Form S-8 filed on December 18, 2015 (File No. 333-208643)).

10.31
Form of Equity Distribution Agreement dated February 28, 2025 (previously filed as Exhibit 1.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed on March 5, 2025 (File No. 814-00746)).

14.1	Code of Business Conduct and Ethics (previously filed as Exhibit 14.1 to Main Street Capital Corporation’s Annual Report on Form 10-K filed on February 24, 2023 (File No. 814-00746)).
19.1*	Insider Trading Policy.
21.1	List of Subsidiaries (previously file as Exhibit 21.1 to Main Street Capital Corporation's Annual Report on Form 10-K filed on February 23, 2024 (File No. 814-00746)).
23.1*	Consent of Grant Thornton LLP, independent registered public accounting firm.
31.1*	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.
32.1**	Section 1350 certification of Chief Executive Officer.
32.2**	Section 1350 certification of Chief Financial Officer.
97.1
Main Street Capital Corporation Clawback Policy, effective December 1, 2023 (previously filed as Exhibit 97.1 to Main Street Capital Corporation’s Annual Report on Form 10-K filed on February 23, 2024 (File No. 814-00746)).

99.1*	1940 Act Code of Ethics.
99.2
Rule 12d1-4 Fund of Funds Investment Agreement, dated January 20, 2025, by and between Main Street Capital Corporation and MSC Income Fund, Inc. (previously filed as Exhibit 99.2 to Main Street Capital Corporation’s Annual Report on Form 10-K filed on February 28, 2025 (File No. 814-00746)).

101
The following financial information from our Annual Report on Form 10-K for the fiscal year 2025, filed with the SEC on February 27, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets as of December 31, 2025 and 2024, (ii) the Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023, (iii) the Consolidated Statements of Changes in Net Assets for the periods ended December 31, 2025, 2024 and 2023, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023, (v) the Consolidated Schedule of Investments for the periods ended December 31, 2025 and 2024, (vi) the Notes to Consolidated Financial Statements and (vii) the Consolidated Schedule 12-14 for the years ended December 31, 2025 and 2024.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
___________________________
*    Filed herewith
**    Furnished herewith
†    Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAIN STREET CAPITAL CORPORATION

	By:	/s/ DWAYNE L. HYZAK
Dwayne L. Hyzak
Chief Executive Officer and Director

Date: February 27, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DWAYNE L. HYZAK	Chief Executive Officer and Director	February 27, 2026
Dwayne L. Hyzak	(principal executive officer)

/s/ RYAN R. NELSON	Chief Financial Officer	February 27, 2026
Ryan R. Nelson	(principal financial officer)

/s/ RYAN H. MCHUGH	Chief Accounting Officer	February 27, 2026
Ryan H. McHugh	(principal accounting officer)

/s/ VINCENT D. FOSTER	Chairman of the Board	February 27, 2026
Vincent D. Foster

/s/ J. KEVIN GRIFFIN	Director	February 27, 2026
J. Kevin Griffin

/s/ JOHN E. JACKSON	Director	February 27, 2026
John E. Jackson

/s/ BRIAN E. LANE	Director	February 27, 2026
Brian E. Lane

/s/ DUNIA A. SHIVE	Director	February 27, 2026
Dunia A. Shive

/s/ STEPHEN B. SOLCHER	Director	February 27, 2026
Stephen B. Solcher