Form 10-Q
period 2026-03-31
Main Street Capital CORP
filed 2026-05-08
CIK 1396440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock as of May 7, 2026 was 92,989,838.

MAIN STREET CAPITAL CORPORATION
Consolidated Balance Sheets
(in thousands, except shares and per share amounts)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Investments at fair value:
Control investments (cost: $1,884,724 and $1,824,132 as of March 31, 2026 and December 31, 2025, respectively)	$2,583,010	$2,569,626
Affiliate investments (cost: $966,939 and $881,641 as of March 31, 2026 and December 31, 2025, respectively)	1,055,658	965,179
Non‑Control/Non‑Affiliate investments (cost: $2,081,821 and $2,018,755 as of March 31, 2026 and December 31, 2025, respectively)	2,036,083	1,983,312
Total investments (cost: $4,933,484 and $4,724,528 as of March 31, 2026 and December 31, 2025, respectively)	5,674,751	5,518,117
Cash and cash equivalents	20,791	41,959
Interest and dividend receivable and other assets	119,805	107,905
Deferred financing costs (net of accumulated amortization of $18,351 and $17,601 as of March 31, 2026 and December 31, 2025, respectively)	13,051	13,720
Total assets	$5,828,398	$5,681,701
LIABILITIES
Credit Facilities	$386,000	$518,000
March 2029 Notes (par: $550,000 and $350,000 as of March 31, 2026 and December 31, 2025, respectively)	551,015	347,721
July 2026 Notes (par: $500,000 as of both March 31, 2026 and December 31, 2025)	499,846	499,715
June 2027 Notes (par: $400,000 as of both March 31, 2026 and December 31, 2025)	399,641	399,569
August 2028 Notes (par: $350,000 as of both March 31, 2026 and December 31, 2025)	348,187	347,996
SBIC debentures (par: $350,000 as of both March 31, 2026 and December 31, 2025)	344,887	344,593
Accounts payable and other liabilities	47,826	67,799
Interest payable	20,306	30,094
Dividend payable	24,126	23,358
Deferred tax liability, net	112,920	108,963
Total liabilities	2,734,754	2,687,808
Commitments and contingencies (Note K)
NET ASSETS
Common stock, $0.01 par value per share (150,000,000 shares authorized; 92,454,655 and 89,834,849 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively)	925	898
Additional paid‑in capital	2,607,285	2,457,660
Total undistributed earnings	485,434	535,335
Total net assets	3,093,644	2,993,893
Total liabilities and net assets	$5,828,398	$5,681,701
NET ASSET VALUE PER SHARE	$33.46	$33.33
The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION
Consolidated Statements of Operations
(in thousands, except shares and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
INVESTMENT INCOME:
Interest, dividend and fee income:
Control investments	$61,664	$56,242
Affiliate investments	26,181	23,734
Non‑Control/Non‑Affiliate investments	52,261	57,070
Total investment income	140,106	137,046
EXPENSES:
Interest	(34,043)	(31,168)
Compensation	(13,185)	(11,476)
General and administrative	(5,396)	(5,086)
Share‑based compensation	(5,105)	(4,842)
Expenses allocated to the External Investment Manager	5,466	5,336
Total expenses	(52,263)	(47,236)
NET INVESTMENT INCOME BEFORE TAXES	87,843	89,810
Excise tax expense	(381)	(1,341)
Federal and state income and other tax expenses	(2,883)	(2,572)
NET INVESTMENT INCOME	84,579	85,897
NET REALIZED GAIN (LOSS):
Control investments	10,035	22
Affiliate investments	—	2,064
Non‑Control/Non‑Affiliate investments	7,938	(31,631)
Total net realized gain (loss)	17,973	(29,545)
NET UNREALIZED APPRECIATION (DEPRECIATION):
Control investments	(47,208)	401
Affiliate investments	5,181	39,003
Non‑Control/Non‑Affiliate investments	(8,572)	23,786
Total net unrealized appreciation (depreciation)	(50,599)	63,190
Income tax provision on net realized gain (loss) and net unrealized appreciation (depreciation)	(2,972)	(3,460)
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$48,981	$116,082
NET INVESTMENT INCOME PER SHARE—BASIC AND DILUTED	$0.93	$0.97
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE—BASIC AND DILUTED	$0.54	$1.31
WEIGHTED-AVERAGE SHARES OUTSTANDING—BASIC AND DILUTED	90,654,821	88,711,015
The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION
Consolidated Statements of Changes in Net Assets
(in thousands, except shares)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Total Undistributed Earnings	Total Net Asset Value
	Number of Shares	Par Value
Balances as of December 31, 2024	88,400,391	$884	$2,394,492	$402,462	$2,797,838
Public offering of common stock, net of offering costs	89,091	1	5,197	—	5,198
Share‑based compensation	—	—	4,842	—	4,842
Dividend reinvestment	156,749	2	9,085	—	9,087
Amortization of directors’ deferred compensation	—	—	108	—	108
Issuance of restricted stock, net of forfeited shares	13,366	—	—	—	—
Net increase in net assets resulting from operations	—	—	—	116,082	116,082
Dividends to stockholders	—	—	190	(93,212)	(93,022)
Balances as of March 31, 2025	88,659,597	$887	$2,413,914	$425,332	$2,840,133

Balances as of December 31, 2025	89,838,001	$898	$2,457,660	$535,335	$2,993,893
Public offering of common stock, net of offering costs	2,430,825	25	134,258	—	134,283
Share‑based compensation	—	—	5,105	—	5,105
Dividend reinvestment	173,523	2	9,959	—	9,961
Amortization of directors’ deferred compensation	—	—	90	—	90
Issuance of restricted stock, net of forfeited shares	19,924	—	—	—	—
Net increase in net assets resulting from operations	—	—	—	48,981	48,981
Dividends to stockholders	—	—	213	(98,882)	(98,669)
Balances as of March 31, 2026	92,462,273	$925	$2,607,285	$485,434	$3,093,644
The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$48,981	$116,082
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Investments in portfolio companies	(391,937)	(242,705)
Proceeds from sales and repayments of debt investments in portfolio companies	166,033	144,716
Proceeds from sales and return of capital of equity investments in portfolio companies	41,746	19,806
Net unrealized (appreciation) depreciation	50,599	(63,190)
Net realized (gain) loss	(17,973)	29,545
Accretion of unearned income	(5,008)	(4,484)
Payment-in-kind interest	(3,847)	(3,986)
Cumulative dividends	(1,032)	(681)
Share-based compensation expense	5,105	4,842
Amortization of deferred financing costs	1,618	1,473
Deferred taxes	3,957	4,887
Changes in other assets and liabilities:
Interest and dividend receivable and other assets	(9,890)	(1,710)
Interest payable	(9,788)	(3,274)
Accounts payable and other liabilities	(19,884)	(22,629)
Deferred fees and other	2,776	909
Net cash used in operating activities	(138,544)	(20,399)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering of common stock, net of offering costs	134,283	5,198
Proceeds from public offering of March 2029 Notes	200,000	—
Dividends paid	(87,940)	(83,870)
Proceeds from Credit Facilities	531,000	273,000
Repayments on Credit Facilities	(663,000)	(143,000)
Debt issuance premiums, net	3,033	—
Net cash provided by financing activities	117,376	51,328

Net increase (decrease) in cash and cash equivalents	(21,168)	30,929
CASH AND CASH EQUIVALENTS AS OF BEGINNING OF PERIOD	41,959	78,251
CASH AND CASH EQUIVALENTS AS OF END OF PERIOD	$20,791	$109,180

Supplemental cash flow disclosures:
Interest paid	$42,187	$32,924
Taxes paid	$4,263	$8,046
Non-cash financing activities:
Value of shares issued pursuant to the dividend reinvestment plan	$9,961	$9,087
The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments
March 31, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Control Investments (5)

American Nuts, LLC	(10)	Roaster, Mixer and Packager of Bulk Nuts and Seeds
			Secured Debt	(9)	3/27/2026		12.36%	SF+	8.50%	12.36%	3/28/2028	$311	$311	$311
			Secured Debt	(9)	3/25/2025		12.31%	SF+	8.50%	12.31%	3/28/2028	8,412	8,412	8,412
			Secured Debt	(9)	3/25/2025		12.31%	SF+	8.50%	12.31%	3/28/2028	8,412	8,412	6,943
			Preferred Equity		3/25/2025	26,638							8,970	3,780
													26,105	19,446
Analytical Systems Keco Holdings, LLC		Manufacturer of Liquid and Gas Analyzers
			Secured Debt		8/16/2019		13.25%				8/16/2029	3,742	3,710	3,710
			Preferred Member Units		5/20/2021	2,411							2,387	6,030
			Preferred Member Units		8/16/2019	3,108							3,200	550
			Warrants	(27)	8/16/2019	420					8/16/2029		316	—
													9,613	10,290
Batjer TopCo, LLC		HVAC Mechanical Contractor
			Secured Debt	(25)	3/7/2022						3/7/2027	—	(2)	—
			Secured Debt	(25)	3/7/2022						3/7/2027	—	—	—
			Secured Debt		3/7/2022		10.00%				3/7/2027	9,833	9,814	9,833
			Preferred Stock	(8)	3/7/2022	4,073							4,095	9,370
													13,907	19,203
BDB Holdings, LLC		Casual Restaurant Group
			Secured Debt		2/24/2025		12.00%				2/27/2027	1,773	1,773	1,773
			Preferred Equity		11/4/2024	19,536,995							19,537	7,780
													21,310	9,553
Bolder Panther Group, LLC		Consumer Goods and Fuel Retailer
			Secured Debt	(9) (22)	12/31/2020		12.09%	SF+	8.40%		10/31/2027	101,046	100,836	101,046
			Class B Preferred Member Units	(8)	12/31/2020	140,000	8.00%						14,000	31,190
													114,836	132,236
Brewer Crane Holdings, LLC		Provider of Crane Rental and Operating Services
			Secured Debt	(9)	1/9/2018		13.79%	SF+	10.00%		12/31/2026	5,016	5,016	5,016
			Preferred Member Units	(8)	1/9/2018	2,950							4,280	2,970
			Preferred Member Units	(8)	7/7/2025	312	15.00%			15.00%			348	348
													9,644	8,334
Bridge Capital Solutions Corporation		Financial Services and Cash Flow Solutions Provider
			Preferred Member Units	(29)	7/25/2016	17,742							1,000	—
			Warrants	(27)	7/25/2016	82					7/25/2026		2,132	—
													3,132	—
California Splendor Holdings LLC		Processor of Frozen Fruits

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

		Secured Debt	(25)	3/15/2024						8/28/2028	—	(10)	(10)
		Secured Debt		3/30/2018		14.00%				8/28/2028	25,800	25,779	25,391
		Preferred Member Units	(8)	7/31/2019	11,671	15.00%			15.00%			16,107	16,107
		Preferred Member Units	(8)	3/30/2018	8,729							16,402	8,391
												58,278	49,879
CBT Nuggets, LLC	Produces and Sells IT Training Certification Videos
		Member Units	(8)	6/1/2006	416							1,300	45,570

Centre Technologies Holdings, LLC	Provider of IT Hardware Services and Software Solutions
		Secured Debt	(9) (25)	1/4/2019			SF+	8.00%		1/4/2028	—	—	—
		Secured Debt	(9)	11/29/2024		11.79%	SF+	8.00%		1/4/2028	24,085	24,061	24,085
		Preferred Member Units		1/4/2019	13,883							6,386	45,940
												30,447	70,025
Chamberlin Holding LLC	Roofing and Waterproofing Specialty Contractor
		Secured Debt	(9) (25)	2/26/2018			SF+	6.00%		2/26/2029	—	(36)	—
		Secured Debt	(9)	2/26/2018		11.86%	SF+	8.00%		2/26/2029	41,220	41,004	41,220
		Member Units	(8)	2/26/2018	4,347							11,440	39,510
		Member Units	(8) (29)	11/2/2018	1,047,146							1,773	4,080
												54,181	84,810
Charps, LLC	Pipeline Maintenance and Construction
		Unsecured Debt		8/26/2020		14.00%				1/31/2030	5,694	5,293	5,694
		Preferred Member Units	(8)	2/3/2017	1,829							1,963	16,020
												7,256	21,714
Clad-Rex Steel, LLC	Specialty Manufacturer of Vinyl-Clad Metal
		Secured Debt	(25)	10/28/2022						7/31/2027	—	—	—
		Secured Debt		12/20/2016		10.00%				7/31/2030	9,240	9,171	9,240
		Secured Debt		12/20/2016		10.00%				12/20/2036	917	911	917
		Member Units	(8)	12/20/2016	717							7,280	14,890
		Member Units	(29)	12/20/2016	800							509	1,510
												17,871	26,557
Cody Pools, Inc.	Designer of Residential and Commercial Pools
		Secured Debt	(25)	3/6/2020						12/3/2030	—	(87)	—
		Secured Debt		3/6/2020		12.50%				12/3/2030	34,260	33,733	34,260
		Preferred Member Units	(8) (29)	3/6/2020	587							8,317	64,270
												41,963	98,530
Colonial Electric Company LLC	Provider of Electrical Contracting Services
		Secured Debt	(25)	3/31/2021						3/31/2028	—	—	—

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt		3/31/2021		9.00%				3/31/2028	8,779	8,685	8,779
			Preferred Member Units	(8)	3/31/2021	17,280							7,680	18,950
													16,365	27,729
CompareNetworks Topco, LLC		Internet Publishing and Web Search Portals
			Secured Debt	(9)	1/29/2019		14.79%	SF+	11.00%		1/29/2028	4,000	3,995	3,936
			Preferred Member Units		1/29/2019	2,250							3,520	3,900
													7,515	7,836
Compass Systems & Sales, LLC		Designer of End-to-End Material Handling Solutions
			Secured Debt	(25)	11/22/2023						11/22/2028	—	(14)	(14)
			Secured Debt		11/22/2023		13.50%				11/22/2028	16,200	16,115	15,976
			Preferred Equity		11/22/2023	7,454							7,454	7,450
													23,555	23,412
Copper Trail Fund Investments	(12) (13)	Investment Partnership
			LP Interests (CTMH, LP)	(30)	7/17/2017	38.75%							390	530

Cybermedia Technologies, LLC		IT and Digital Services Provider
			Secured Debt	(25)	5/5/2023						5/5/2028	—	—	—
			Secured Debt		5/5/2023		13.00%				5/5/2028	26,810	26,697	26,692
			Preferred Member Units		5/5/2023	556							15,000	4,050
			Preferred Equity		4/1/2025	2,400,000							2,400	6,910
													44,097	37,652
Datacom, LLC		Technology and Telecommunications Provider
			Secured Debt	(17)	3/1/2022		7.50%				12/31/2025	675	675	675
			Secured Debt	(17)	3/31/2021		10.00%				12/31/2025	7,745	7,745	3,086
			Preferred Member Units		3/31/2021	9,360							2,970	—
													11,390	3,761
Digital Products Holdings LLC		Designer and Distributor of Consumer Electronics
			Secured Debt	(9)	4/1/2018		13.69%	SF+	10.00%		4/27/2029	11,957	11,953	11,348
			Preferred Member Units	(8)	4/1/2018	3,857							9,501	9,835
													21,454	21,183
Direct Marketing Solutions, Inc.		Provider of Omni-Channel Direct Marketing Services
			Secured Debt	(25)	2/13/2018						2/28/2031	—	(30)	—
			Secured Debt		12/27/2022		14.00%				2/28/2031	43,857	43,519	43,857
			Preferred Stock		2/13/2018	9,936							13,040	28,834
													56,529	72,691
Doral Holdings, LLC		Machinery Moving, Rigging and Millwrighting Provider

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt	(25)	5/20/2025						5/20/2030	—	—	—
			Secured Debt		5/20/2025		13.00%				5/20/2030	22,500	22,316	22,500
			Preferred Equity	(8)	5/20/2025	13,000							13,000	24,200
													35,316	46,700
Elgin AcquireCo, LLC		Manufacturer and Distributor of Engine and Chassis Components
			Secured Debt	(9) (25)	10/3/2022			SF+	6.00%		10/3/2027	—	(2)	(2)
			Secured Debt		10/3/2022		12.00%				10/3/2027	16,661	16,611	16,611
			Secured Debt		10/3/2022		9.00%				10/3/2052	6,198	6,143	6,143
			Common Stock		10/3/2022	285							5,726	5,190
			Common Stock	(29)	10/3/2022	939							1,558	3,330
													30,036	31,272
Flame King Holdings, LLC		Propane Tank and Accessories Distributor
			Secured Debt		6/30/2025		12.00%				6/30/2030	66,000	$65,448	$66,000
			Preferred Equity	(8)	10/29/2021	9,360							10,400	55,750
													75,848	121,750
Gamber-Johnson Holdings, LLC		Manufacturer of Ruggedized Computer Mounting Systems
			Secured Debt	(9) (34)	6/24/2016		11.19%	SF+	7.50%		1/1/2028	1,600	1,600	1,600
			Secured Debt	(9) (34)	11/22/2024		11.19%	SF+	7.50%		1/1/2028	74,966	74,864	74,966
			Member Units	(8)	6/24/2016	9,042							17,692	117,830
			Member Units	(29)	12/15/2025	408							304	304
													94,460	194,700
Garreco, LLC		Manufacturer and Supplier of Dental Products
			Member Units		7/15/2013	1,200							1,200	1,720

GRT Rubber Technologies LLC		Manufacturer of Engineered Rubber Products
			Secured Debt		12/21/2018		9.79%	SF+	6.00%		10/29/2026	3,146	3,144	3,146
			Secured Debt		12/19/2014		11.79%	SF+	8.00%		10/29/2026	40,493	40,464	40,493
			Member Units	(8)	12/19/2014	5,879							13,065	44,010
													56,673	87,649
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (2717 MH, L.P.)	(30)	10/1/2017	49.26%							1,158	1,865
			LP Interests (2717 HPP-MS, L.P.)	(8) (30)	3/11/2022	49.26%							256	257
			LP Interests (2717 GRE-LP, L.P.)	(30)	4/18/2024	43.05%							441	516
			LP Interests (423 COR, L.P.)	(30)	6/2/2022	26.89%							2,900	5,339
													4,755	7,977

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Harrison Hydra-Gen, Ltd.		Manufacturer of Hydraulic Generators
			Common Stock	(8)	6/4/2010	107,456							718	7,080

IG Investor, LLC		Military and Other Tactical Gear
			Secured Debt		6/21/2023		13.00%				6/21/2028	800	782	800
			Secured Debt		6/21/2023		13.00%				6/21/2028	34,264	34,111	34,264
			Common Equity		6/21/2023	14,400							14,400	28,760
													49,293	63,824
Jensen Jewelers of Idaho, LLC		Retail Jewelry Store
			Secured Debt	(9) (25)	8/29/2017			P+	6.75%		11/14/2026	—	—	—
			Secured Debt	(9)	11/14/2006		13.50%	P+	6.75%		11/14/2026	728	728	728
			Member Units	(8)	11/14/2006	627							811	12,160
													1,539	12,888
JorVet Holdings, LLC		Supplier and Distributor of Veterinary Equipment and Supplies
			Secured Debt		3/28/2022		12.00%				3/28/2027	23,321	23,275	23,275
			Preferred Equity	(8)	3/28/2022	109,926							10,993	10,993
													34,268	34,268
JTI Electrical & Mechanical, LLC	(10)	Electrical, Mechanical and Automation Services
			Secured Debt	(9) (14)	8/25/2025		8.92%	SF+	5.00%	8.92%	6/20/2030	6,529	6,529	6,529
			Secured Debt	(9) (14)	8/25/2025		9.92%	SF+	6.00%	9.92%	6/20/2030	36,513	36,513	8,657
			Secured Debt	(14)	8/25/2025		15.00%			15.00%	6/20/2030	16,842	6,205	—
			Common Equity		12/22/2021	1,684,211							1,684	—
			Common Equity		8/25/2025	842,000							842	—
													51,773	15,186
Kickhaefer Manufacturing Company, LLC		Precision Metal Parts Manufacturing
			Secured Debt		10/31/2018		11.50%				10/31/2026	10,199	10,196	10,196
			Secured Debt		10/31/2018		9.00%				10/31/2048	3,897	3,866	3,866
			Preferred Equity	(8)	10/31/2018	581							12,240	18,350
			Member Units	(8) (29)	10/31/2018	800							992	4,190
													27,294	36,602
Legacy Swim Group		Swim Lessons Provider
			Secured Debt		11/7/2025		13.00%				11/7/2030	32,000	31,707	31,707
			Preferred Equity	(8)	11/7/2025	366							14,996	14,996
													46,703	46,703
Metalforming Holdings, LLC		Distributor of Sheet Metal Folding and Metal Forming Equipment
			Secured Debt	(25)	10/19/2022						10/19/2026	—	—	—
			Secured Debt		10/19/2022		8.75%				10/19/2027	17,237	17,184	17,237
			Preferred Equity	(8)	10/19/2022	5,915,585	8.00%			8.00%			5,916	5,916
			Common Stock	(8)	10/19/2022	1,537,219							1,537	10,060

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

													24,637	33,213
Moffitt Holdings, LLC		Bulk Fuel and Lubricants Distributor
			Secured Debt		3/19/2025		13.00%				3/19/2030	33,688	33,422	33,422
			Preferred Equity		3/19/2025	14,300							14,300	15,560
													47,722	48,982
MS Private Loan Fund I, LP	(12) (13)	Investment Partnership
			Secured Debt	(9)	1/26/2021		6.69%	SF+	3.00%		3/23/2031	12,300	12,300	12,300
			LP Interests	(8) (30)	1/26/2021	14.51%							15,000	13,593
													27,300	25,893
MS Private Loan Fund II, LP	(12) (13)	Investment Partnership
			Secured Debt	(9) (25)	9/5/2023			SF+	3.00%		3/5/2029	—	(77)	(77)
			LP Interests	(8) (30)	9/5/2023	12.46%							10,500	11,153
													10,423	11,076
MSC Adviser I, LLC	(16)	Third Party Investment Advisory Services
			Member Units	(8)	11/22/2013	100%							29,500	233,060

MSC Income Fund, Inc.	(12) (13)	Business Development Company
			Secured Debt	(9) (25)	2/26/2026			SF+	4.50%		12/31/2029	—	(147)	(147)
			Common Equity	(8)	5/2/2022	2,025,220							30,013	24,667
													29,866	24,520
MVI MSO, LLC		Vascular Practice Specializing in Comprehensive Vein and Artery Diagnosis and Treatment
			Secured Debt		3/28/2025		13.00%				3/28/2030	9,850	9,772	9,772
			Preferred Equity	(8)	3/28/2025	270							2,700	4,080
													12,472	13,852
NAPCO Precast, LLC		Precast Concrete Manufacturing
			Member Units	(8)	1/31/2008	2,955							4,145	11,150
			Member Units	(8) (29)	9/30/2025	468							—	568
													4,145	11,718
Nello Industries Investco, LLC		Manufacturer of Steel Poles and Towers For Critical Infrastructure
			Secured Debt		6/4/2024		12.50%				6/4/2029	41,272	41,067	41,272
			Preferred Equity	(8)	6/4/2024	336,803							11,197	29,550
													52,264	70,822
NexRev LLC		Provider of Energy Efficiency Products & Services
			Preferred Member Units		2/28/2018	103,144,186							8,213	12,590

NRP Jones, LLC		Manufacturer of Hoses, Fittings and Assemblies
			Secured Debt	(14)	12/21/2017		12.00%				9/18/2028	2,191	2,160	370
			Preferred Equity		12/8/2011	495,000							482	—

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

		Member Units		12/22/2011	74,761							114	—
		Member Units		12/22/2011	74,761							3,823	—
		Common Equity	(29)	6/20/2025	927,581							928	928
												7,507	1,298
NuStep, LLC	Designer, Manufacturer and Distributor of Fitness Equipment
		Secured Debt	(9)	1/31/2017		10.29%	SF+	6.50%		1/31/2028	2,600	2,600	2,600
		Secured Debt		1/31/2017		12.00%				1/31/2030	18,440	18,166	18,166
		Preferred Member Units		11/2/2022	2,400							2,785	6,290
		Preferred Member Units		1/31/2017	486							11,866	10,930
												35,417	37,986
OMi Topco, LLC	Manufacturer of Overhead Cranes
		Secured Debt		8/31/2021		12.00%				12/31/2029	29,000	28,959	29,000
		Preferred Member Units	(8)	4/1/2008	900							1,080	79,040
												30,039	108,040
Orttech Holdings, LLC	Distributor of Industrial Clutches, Brakes and Other Components
		Secured Debt	(9) (25)	7/30/2021			SF+	11.00%		7/31/2026	—	—	—
		Secured Debt	(9)	7/30/2021		14.79%	SF+	11.00%		7/31/2026	20,760	20,746	20,760
		Preferred Stock	(29)	7/30/2021	10,000							10,000	13,450
												30,746	34,210
Pinnacle TopCo, LLC	Manufacturer and Distributor of Garbage Can Liners, Poly Bags, Produce Bags, and Other Similar Products
		Secured Debt	(25)	12/21/2023						12/21/2028	—	(9)	—
		Secured Debt		12/21/2023		13.00%				12/21/2028	26,400	26,255	26,400
		Preferred Equity	(8)	12/21/2023	440							12,540	20,440
												38,786	46,840
PPL RVs, Inc.	Recreational Vehicle Dealer
		Secured Debt	(9) (25)	10/31/2019			SF+	8.75%		11/15/2027	—	(3)	—
		Secured Debt	(9)	11/15/2016		12.60%	SF+	8.75%		11/15/2027	15,191	15,134	15,191
		Common Stock	(8)	6/10/2010	2,000							2,150	15,710
		Common Stock	(8) (29)	6/14/2022	238,421							238	575
												17,519	31,476
Principle Environmental, LLC	Noise Abatement Service Provider
		Secured Debt		7/1/2011		13.00%				11/15/2026	4,897	4,885	4,897
		Preferred Member Units	(8)	2/1/2011	21,806							5,709	15,740
		Common Stock		1/27/2021	1,037							1,200	750
												11,794	21,387
Quality Lease Service, LLC	Provider of Rigsite Accommodation Unit Rentals and Related Services
		Member Units		6/8/2015	1,000							7,546	460

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)	PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

River Aggregates, LLC	Processor of Construction Aggregates
		Member Units	(8) (29)	12/20/2013	1,500						369	9,700

Robbins Bros. Jewelry, Inc.	Bridal Jewelry Retailer
		Secured Debt	(14) (25)	12/15/2021					12/15/2026	—	(68)	(68)
		Secured Debt	(14)	12/15/2021		12.50%		10.00%	12/15/2026	33,660	31,560	13,968
		Preferred Equity		12/15/2021	11,070						11,070	—
											42,562	13,900
Spring Engineering Holdings, LLC	Provider of Architectural, Engineering and Land Planning and Entitlement Services
		Secured Debt		2/27/2026		13.00%			2/27/2031	23,391	23,165	23,165
		Preferred Member Units		2/27/2026	4,650						4,650	4,650
											27,815	27,815
Tedder Industries, LLC	Manufacturer of Firearm Holsters and Accessories
		Secured Debt	(17)	8/31/2018		12.00%		12.00%	8/31/2023	1,313	1,294	1,313
		Secured Debt	(14) (17)	8/31/2018		12.00%		12.00%	8/31/2023	15,200	15,045	5,380
		Preferred Member Units		8/28/2023	6,605						661	—
		Preferred Member Units		2/1/2023	5,643						564	—
		Preferred Member Units		8/31/2018	544						9,245	—
											26,809	6,693
Televerde, LLC	Provider of Telemarketing and Data Services
		Preferred Stock		1/26/2022	248						718	1,794
		Member Units	(8)	1/6/2011	460						1,290	2,271
											2,008	4,065
Trantech Radiator Topco, LLC	Transformer Cooling Products and Services
		Secured Debt		5/31/2019		11.50%			5/31/2031	1,600	1,600	1,600
		Secured Debt		5/31/2019		13.50%			5/31/2031	31,280	31,061	31,280
		Secured Debt		11/21/2025		9.00%			5/31/2027	2,040	2,035	2,040
		Secured Debt		3/25/2026		9.00%			5/31/2027	2,000	1,991	2,000
		Secured Debt		3/25/2026		9.00%			5/31/2027	400	398	400
		Common Stock	(8)	5/31/2019	654						6,021	19,850
		Common Equity	(29)	11/21/2025	723						696	696
											43,802	57,866
Trinity Medical Holdings, LLC	Orthopedic Healthcare Platform
		Secured Debt	(25)	10/8/2025					10/8/2030	—	—	—
		Secured Debt		10/8/2025		13.00%			10/8/2030	58,500	57,974	57,974
		Preferred Equity		10/8/2025	22,500						22,500	22,500
											80,474	80,474
Victory Energy Operations, LLC	Provider of Industrial and Commercial Combustion Systems

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt		10/3/2024		13.00%				10/3/2029	2,154	2,130	2,130
			Secured Debt		10/3/2024		13.00%				10/3/2029	48,251	47,913	47,913
			Preferred Equity		10/3/2024	51,421							22,471	23,640
													72,514	73,683
Volusion, LLC		Provider of Online Software-as-a-Service eCommerce Solutions
			Secured Debt	(17)	3/31/2023		10.00%				3/31/2025	2,100	2,100	2,100
			Preferred Member Units		3/31/2023	5,097,595							1,523	2,040
			Preferred Member Units		3/31/2023	142,512							—	—
			Preferred Member Units		1/26/2015	4,876,670							14,000	—
			Common Stock		3/31/2023	1,802,780							2,576	—
													20,199	4,140
VVS Holdco LLC		Omnichannel Retailer of Animal Health Products
			Secured Debt	(9) (25)	12/1/2021			SF+	6.00%		12/1/2026	—	—	—
			Secured Debt		12/1/2021		11.50%				12/1/2026	24,000	23,968	23,968
			Preferred Equity	(29)	12/1/2021	12,240							12,240	12,240
													36,208	36,208
Ziegler’s NYPD, LLC		Casual Restaurant Group
			Secured Debt		7/31/2025		12.00%				12/31/2027	150	150	150
			Secured Debt		12/30/2024		12.00%				12/31/2027	1,750	1,750	1,633
			Preferred Member Units		6/30/2015	16,878							3,154	—
													5,054	1,783
Subtotal Control investments (83.5% of net assets at fair value)													$1,884,724	$2,583,010
Affiliate Investments (6)
AAC Holdings, Inc.	(11)	Substance Abuse Treatment Service Provider
			Secured Debt		11/24/2025		21.00%			21.00%	11/24/2032	$1,083	$978	$1,083
			Secured Debt		4/1/2025		20.00%			20.00%	11/24/2032	940	940	940
			Secured Debt	(14)	3/28/2025		20.00%			20.00%	11/24/2032	3,109	3,109	2,544
			Secured Debt	(14)	3/28/2025		20.00%			20.00%	11/24/2032	3,109	3,109	2,544
			Preferred Equity		3/28/2025	12,621,635							8,520	20
			Common Stock		12/11/2020	654,743							3,148	—
													19,804	7,131
BLI Acquisition, LLC		Healthcare Provider Data Services
			Secured Debt		2/2/2026		14.00%				2/2/2031	13,200	13,072	13,072
			Member Units		2/2/2026	210,000							2,100	2,100
													15,172	15,172
Boccella Precast Products LLC		Manufacturer of Precast Hollow Core Concrete
			Secured Debt		9/23/2021		10.00%				2/28/2027	256	256	256
			Member Units	(8)	6/30/2017	2,160,000							2,256	2,630

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

													2,512	2,886
Buca C, LLC		Casual Restaurant Group
			Secured Debt	(14) (17)	8/7/2024		15.00%			15.00%	11/4/2024	8,750	6,333	—
			Secured Debt	(14) (17)	6/28/2024		15.00%			15.00%	4/1/2025	18	—	—
			Secured Debt	(14) (17)	6/30/2015		15.00%			15.00%	8/31/2023	11,534	5,862	—
			Preferred Member Units		6/30/2015	6	6.00%			6.00%			4,770	—
													16,965	—
Career Team Holdings, LLC		Provider of Workforce Training and Career Development Services
			Secured Debt	(9) (25)	12/17/2021			SF+	6.00%		6/5/2030	—	(43)	(43)
			Secured Debt		12/17/2021		13.00%				6/5/2030	21,892	21,570	21,570
			Common Stock		12/17/2021	516,617							5,166	5,370
													26,693	26,897
CenterPeak Holdings, LLC		Executive Search Services
			Secured Debt		12/10/2021		15.00%				12/10/2026	1,800	1,796	1,800
			Secured Debt		12/10/2021		15.00%				12/10/2026	25,107	25,104	25,107
			Preferred Equity	(8)	12/10/2021	3,310							3,635	25,580
													30,535	52,487
CGMS Parent LLC		Commercial Subcontractor Specializing in Concrete Flatwork
			Secured Debt	(25)	12/26/2025						12/26/2030	—	(37)	(37)
			Secured Debt		12/26/2025		13.00%				12/26/2030	24,844	24,612	24,612
			Preferred Equity	(8)	12/26/2025	2,000							10,000	10,000
													34,575	34,575
Classic H&G Holdings, LLC		Provider of Engineered Packaging Solutions
			Preferred Member Units		3/12/2020	154							—	2,130

Congruent Credit Opportunities Funds	(12) (13)	Investment Partnership
			LP Interests (Congruent Credit Opportunities Fund III, LP)	(8) (30)	2/4/2015	12.49%							308	836

Connect Telecommunications Solutions Holdings, Inc.	(13) (21)	Value-Added Distributor of Fiber Products and Equipment
			Secured Debt		10/9/2024		13.00%				10/9/2029	23,436	23,271	23,271
			Preferred Equity		10/9/2024	22,304							12,596	12,596
													35,867	35,867
DMA Industries, LLC		Distributor of Aftermarket Ride Control Products
			Secured Debt		6/18/2024		10.00%				6/18/2029	560	556	560
			Secured Debt		11/19/2021		10.00%				6/18/2029	12,800	12,757	12,800
			Preferred Equity		11/19/2021	5,944							5,944	13,674

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Preferred Equity	(8)	6/18/2024	3,068	15.00%			15.00%			3,893	7,883
													23,150	34,917
Dos Rios Partners	(12) (13)	Investment Partnership
			LP Interests (Dos Rios Partners, LP)	(30)	4/25/2013	20.24%							6,032	8,027
			LP Interests (Dos Rios Partners - A, LP)	(30)	4/25/2013	6.43%							1,915	2,549
													7,947	10,576
Dos Rios Stone Products LLC	(10)	Limestone and Sandstone Dimension Cut Stone Mining Quarries
			Class A Preferred Units	(29)	6/27/2016	2,000,000							2,000	—

EIG Fund Investments	(12) (13)	Investment Partnership
			LP Interests (EIG Global Private Debt Fund-A, L.P.)	(8)	11/6/2015	5,000,000							84	37

FCC Intermediate Holdco, LLC		Supply Chain Management Services
			Secured Debt	(25)	5/28/2024						5/28/2029	—	—	—
			Secured Debt		5/28/2024		13.00%				5/29/2029	30,750	28,269	30,750
			Warrants	(8) (27)	5/28/2024	12					5/28/2034		3,920	14,660
													32,189	45,410
Freeport Financial Funds	(12) (13)	Investment Partnership
			LP Interests (Freeport Financial SBIC Fund LP)	(30)	3/23/2015	9.30%							2,337	1,546
			LP Interests (Freeport First Lien Loan Fund III LP)	(30)	7/31/2015	5.95%							671	193
													3,008	1,739
FRG AcquireCo, LLC		Technology Focused Risk Management Advisory Firm
			Secured Debt	(25)	9/22/2025						9/22/2028	—	(17)	(17)
			Secured Debt		9/22/2025		13.50%				9/22/2030	8,482	8,407	8,407
			Preferred Equity		9/22/2025	3,500							3,500	3,500
													11,890	11,890
GFG Group, LLC		Grower and Distributor of a Variety of Plants and Products to Other Wholesalers, Retailers and Garden Centers
			Secured Debt		3/31/2021		8.00%				3/31/2026	14,053	14,053	14,053
			Preferred Member Units	(8)	3/31/2021	226							4,900	10,940
													18,953	24,993
Gulf Manufacturing, LLC	(13)	Manufacturer of Specialty Fabricated Industrial Piping Products
			Secured Debt		3/15/2024		11.82%	SF+	8.13%		3/15/2029	3,000	2,971	2,971
			Secured Debt		3/15/2024		11.82%	SF+	8.13%		3/15/2029	37,200	36,367	36,367

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Member Units	(8)	8/31/2007	438							2,980	6,500
			Common Stock	(8) (29)	11/18/2024	888							888	1,450
			Preferred Equity		12/23/2025	208							2,077	5,190
													45,283	52,478
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (HPEP 3, L.P.)	(30)	8/9/2017	8.22%							1,297	3,736
			LP Interests (HPEP 4, L.P.)	(30)	7/12/2022	11.61%							7,694	9,535
			LP Interests (423 HAR, L.P.)	(8) (30)	6/2/2023	15.60%							750	1,226
													9,741	14,497
Hawk Ridge Systems, LLC		Value-Added Reseller of Engineering Design and Manufacturing Solutions
			Secured Debt	(9) (25)	12/2/2016			SF+	6.00%		1/15/2029	—	(23)	—
			Secured Debt	(25)	1/2/2026						1/15/2029	—	—	—
			Secured Debt	(25)	1/2/2026						1/15/2029	—	—	—
			Secured Debt		12/2/2016		11.00%				1/15/2029	49,871	49,600	49,871
			Preferred Member Units	(8)	12/2/2016	226							2,850	26,310
			Preferred Member Units	(29)	12/2/2016	226							150	1,380
													52,577	77,561
Houston Plating and Coatings, LLC		Provider of Plating and Industrial Coating Services
			Unsecured Convertible Debt		5/1/2017		10.00%				4/2/2029	3,000	3,000	3,000
			Member Units	(8)	1/8/2003	322,297							2,352	3,510
													5,352	6,510
Independent Pet Partners Intermediate Holdings, LLC	(10)	Omnichannel Retailer of Specialty Pet Products
			Common Equity		4/7/2023	18,006,407							18,300	19,000

Infinity X1 Holdings, LLC		Manufacturer and Supplier of Personal Lighting Products
			Secured Debt	(25)	2/2/2026						3/31/2028	—	—	—
			Secured Debt		3/31/2023		12.00%				3/31/2028	15,074	15,065	15,074
			Preferred Equity	(8)	3/31/2023	87,360							4,368	8,340
													19,433	23,414
Integral Energy Services	(10)	Nuclear Power Staffing Services
			Secured Debt	(9)	8/20/2021		11.42%	SF+	7.50%		8/20/2026	12,273	12,252	11,786
			Preferred Equity	(8)	12/7/2023	3,188	10.00%			10.00%			288	427
			Preferred Equity		6/3/2025	3,078	10.00%			10.00%			328	404
			Common Stock		8/20/2021	9,968							1,356	280
													14,224	12,897
Iron-Main Investments, LLC		Consumer Reporting Agency Providing Employment Background Checks and Drug Testing

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt		8/2/2021		13.00%				1/31/2028	4,514	4,502	4,502
			Secured Debt		9/1/2021		13.00%				1/31/2028	2,940	2,932	2,932
			Secured Debt		11/15/2021		13.00%				1/31/2028	8,944	8,944	8,944
			Secured Debt		11/15/2021		13.00%				1/31/2028	17,417	17,369	17,369
			Secured Debt		1/31/2023		13.00%				1/31/2028	9,202	9,088	9,088
			Preferred Equity		6/26/2024	711	25.00%			25.00%			711	1,100
			Preferred Equity		9/26/2025	155	25.00%			25.00%			155	155
			Common Stock		8/3/2021	203,016							2,756	2,850
													46,457	46,940
ITA Holdings Group, LLC		Air Ambulance Services
			Secured Debt	(9)	6/21/2023		10.84%	SF+	7.00%		6/21/2027	1,180	1,174	1,180
			Secured Debt	(9)	6/30/2025		10.84%	SF+	7.00%		6/21/2027	5,310	5,298	5,310
			Secured Debt	(9) (25)	3/4/2026			SF+	7.00%		6/21/2027	—	—	—
			Secured Debt	(9)	6/21/2023		10.84%	SF+	7.00%		6/21/2027	4,935	4,602	4,935
			Secured Debt	(9)	6/21/2023		10.84%	SF+	7.00%		6/21/2027	4,935	4,602	4,935
			Secured Debt	(9)	6/30/2025		10.84%	SF+	7.00%		6/21/2027	1,770	1,766	1,770
			Secured Debt	(9)	3/4/2026		10.84%	SF+	7.00%		6/21/2027	2,360	2,360	2,360
			Warrants	(8) (27)	6/21/2023	193,307					6/21/2033		2,091	15,230
													21,893	35,720
Kennedy Fab HoldCo, LLC		Structural Steel Fabricator Specializing in Fabrication, Product Finishing and Field Services
			Secured Debt	(25)	3/4/2026						3/4/2031	—	(5)	(5)
			Secured Debt		3/4/2026		13.00%				3/4/2031	30,000	29,705	29,705
			Secured Debt		3/4/2026		9.00%				3/4/2031	20,000	19,961	19,961
			Preferred Equity		3/4/2026	11,490							11,490	11,490
													61,151	61,151
KMS, LLC	(10)	Wholesaler of Closeout and Value-Priced Products
			Secured Debt	(9)	12/29/2025		9.20%	SF+	5.50%		10/1/2028	1,303	1,267	1,303
			Secured Debt		2/10/2025		12.50%				10/1/2028	1,173	1,151	1,173
			Secured Debt		2/10/2025		12.50%				10/1/2028	1,007	1,007	1,007
			Preferred Equity		2/10/2025	9,213							4,890	6,270
													8,315	9,753
Mills Fleet Farm Group, LLC	(10)	Omnichannel Retailer of Work, Farm and Lifestyle Merchandise
			Secured Debt	(9)	12/19/2024		9.81%	SF+	5.50%	9.81%	1/28/2031	2,974	2,974	2,867
			Secured Debt	(9) (26)	4/11/2025		9.17%	SF+	5.50%	9.17%	1/28/2031	1,769	1,769	1,706
			Preferred Equity	(8) (29)	12/19/2024	66,306							15,224	11,730
													19,967	16,303
MoneyThumb Acquisition, LLC		Provider of Software-as-a-Service Financial File Conversion and Reconciliation
			Secured Debt		8/19/2024		14.00%				8/19/2029	7,564	7,163	7,163

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Preferred Member Units	(8)	8/19/2024	163,282	12.00%			12.00%			1,982	2,300
			Warrants	(27)	8/19/2024	59,368					8/19/2029		594	870
													9,739	10,333
Nearshore AcquireCo, LLC		Provider of Outsourcing Services
			Secured Debt	(25)	11/12/2025						11/12/2030	—	(23)	(23)
			Secured Debt	(25)	11/12/2025						11/12/2030	—	(58)	(58)
			Secured Debt		11/12/2025		13.00%				11/12/2030	21,900	21,699	21,699
			Preferred Equity		11/12/2025	10,520,000							5,260	5,260
													26,878	26,878
OnAsset Intelligence, Inc.		Provider of Transportation Monitoring / Tracking Products and Services
			Secured Debt	(14)	4/18/2011		12.00%			12.00%	6/30/2026	4,415	4,415	646
			Secured Debt	(14)	5/10/2013		12.00%			12.00%	6/30/2026	2,116	2,116	309
			Secured Debt	(14)	3/21/2014		12.00%			12.00%	6/30/2026	983	983	144
			Secured Debt	(14)	5/20/2014		12.00%			12.00%	6/30/2026	964	964	141
			Unsecured Debt	(14)	6/5/2017		10.00%			10.00%	6/30/2026	305	305	—
			Preferred Stock		4/18/2011	912	7.00%			7.00%			1,981	—
			Common Stock		4/15/2021	635							830	—
			Warrants	(27)	4/18/2011	4,699					5/10/2027		1,089	—
													12,683	1,240
Oneliance, LLC		Construction Cleaning Company
			Preferred Stock	(8)	8/6/2021	1,128							1,128	3,270

RA Outdoors LLC	(10)	Software Solutions Provider for Outdoor Activity Management
			Secured Debt	(9)	4/8/2021		10.56%	SF+	6.75%	10.56%	6/30/2027	1,471	1,471	1,219
			Secured Debt	(9)	2/5/2025		10.59%	SF+	6.75%	10.59%	6/30/2027	464	464	385
			Secured Debt	(9)	7/17/2025		10.59%	SF+	6.75%	10.59%	6/30/2027	453	453	375
			Secured Debt	(9)	4/8/2021		10.56%	SF+	6.75%	10.56%	6/30/2027	15,387	15,380	12,751
			Common Equity		8/12/2024	110							—	—
													17,768	14,730
Revenue Recovery Holdings, LLC		Third Party Tax Collection Services
			Secured Debt	(25)	7/25/2025						7/25/2030	—	(17)	(17)
			Secured Debt		7/25/2025		13.00%				7/25/2030	6,700	6,643	6,643
			Preferred Equity		7/25/2025	104,904							1,049	1,960
													7,675	8,586
RFG AcquireCo, LLC		Aerial Survey, Aerial Survey Equipment Sales & Rental, Aircraft Maintenance
			Secured Debt	(25)	6/2/2025						6/2/2027	—	(6)	(6)
			Secured Debt		6/2/2025		13.50%				6/2/2030	8,000	7,936	7,936
			Secured Debt		6/2/2025		13.50%				6/2/2030	41,500	41,398	41,398

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)	PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Preferred Equity		6/2/2025	11,401						11,401	12,771
												60,729	62,099
SI East, LLC		Rigid Industrial Packaging Manufacturing
			Secured Debt		8/31/2018		11.80%			6/16/2028	2,250	2,241	2,250
			Secured Debt	(23)	6/16/2023		12.86%			6/16/2028	66,850	66,777	66,850
			Preferred Member Units	(8)	8/31/2018	165						1,525	17,190
												70,543	86,290
Slick Innovations, LLC		Text Message Marketing Platform
			Secured Debt		9/13/2018		14.00%			3/21/2030	24,280	24,068	24,280
			Common Stock		9/13/2018	70,000						—	2,590
												24,068	26,870
Specialized Aviation Holdings, LLC		Distributor and Service and Maintenance Provider for Specialty Aircraft
			Secured Debt		8/29/2025		13.00%			8/29/2030	23,250	23,048	23,048
			Preferred Stock	(8)	8/29/2025	25,000						15,000	15,000
												38,048	38,048
Student Resource Center, LLC	(10)	Higher Education Services
			Secured Debt		9/11/2024		8.50%		8.50%	12/31/2027	226	226	784
			Secured Debt	(14)	12/31/2022		8.50%		8.50%	12/31/2027	5,327	4,884	1,636
			Preferred Equity		12/31/2022	5,907,649						—	—
												5,110	2,420
Superior Rigging & Erecting Co.		Provider of Steel Erecting, Crane Rental & Rigging Services
			Preferred Member Units		8/31/2020	1,636						4,500	17,810

The Affiliati Network, LLC		Performance Marketing Solutions
			Preferred Stock		9/1/2023	312,910						313	313
			Preferred Stock	(8)	8/9/2021	1,280,000						6,400	6,400
												6,713	6,713
UnionRock Energy Fund II, LP	(12) (13)	Investment Partnership
			LP Interests	(30)	6/15/2020	11.11%						2,683	4,235

UnionRock Energy Fund III, LP	(12) (13)	Investment Partnership
			LP Interests	(8) (30)	6/6/2023	14.91%						4,834	5,407

UniTek Global Services, Inc.	(11)	Provider of Outsourced Infrastructure Services
			Preferred Stock		8/21/2018	11,450,416	20.00%		20.00%			8,416	9,388
			Preferred Stock		6/30/2017	21,382,147	19.00%		19.00%			3,667	—
			Preferred Stock		1/15/2015	42,338,440	13.50%		13.50%			7,924	—

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Common Stock		4/1/2020	2,370,059							—	—
													20,007	9,388
Urgent DSO LLC		General and Emergency Dentistry Practice
			Secured Debt		2/16/2024		13.50%				2/16/2029	8,800	8,749	8,486
			Preferred Equity	(8)	2/16/2024	4,000							4,614	2,560
													13,363	11,046
Wildcats Topco LLC		Provider of Veterinary Services and Products
			Common Equity		5/8/2025	22,426,711							22,427	22,830

World Micro Holdings, LLC		Supply Chain Management
			Secured Debt		12/12/2022		13.00%				12/12/2027	9,886	9,853	9,853
			Preferred Equity	(8)	12/12/2022	3,845							3,845	3,845
													13,698	13,698
Subtotal Affiliate investments (34.1% of net assets at fair value)													$966,939	$1,055,658
Non-Control/Non-Affiliate Investments (7)
Adams Publishing Group, LLC	(10)	Local Newspaper Operator
			Secured Debt	(9) (33)	3/11/2022		11.00%	SF+	8.00%	1.00%	3/11/2027	$8,019	$8,019	$7,985
			Secured Debt	(9) (33)	11/26/2025		11.00%	SF+	8.00%	1.00%	3/11/2027	771	761	761
			Secured Debt	(9) (33)	3/11/2022		11.00%	SF+	8.00%	1.00%	3/11/2027	15,874	15,864	15,806
													24,644	24,552
AGS American Glass Services Acquisition, LLC	(10)	Provider of Custom Glass Fabrication & Installation and Specialty Coating Solutions
			Secured Debt	(9) (25)	7/24/2025			SF+	5.50%		7/24/2031	—	(33)	(33)
			Secured Debt	(9) (25)	7/24/2025			SF+	5.50%		7/24/2031	—	(19)	(19)
			Secured Debt	(9)	7/24/2025		9.17%	SF+	5.50%		7/24/2031	10,017	9,886	9,782
			Preferred Equity		7/24/2025	7,292							729	570
													10,563	10,300
Airo Purchaser, Inc.	(10)	Provider of HVAC and Plumbing Installation Services
			Secured Debt	(9) (25)	8/1/2025			SF+	5.25%		8/1/2030	—	(60)	(60)
			Secured Debt	(9) (25)	8/1/2025			SF+	5.25%		8/1/2030	—	(30)	(30)
			Secured Debt	(9)	8/1/2025		8.92%	SF+	5.25%		8/1/2030	27,526	27,110	27,526
			Common Equity		8/1/2025	1,521							1,521	1,650
													28,541	29,086
AMEREQUIP LLC	(10)	Full Services Provider Including Design, Engineering and Manufacturing of Commercial and Agricultural Equipment
			Common Stock	(8)	8/31/2022	235							1,844	—

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

American Health Staffing Group, Inc.	(10)	Healthcare Temporary Staffing
			Secured Debt	(9) (25)	11/19/2021			P+	5.25%		11/19/2028	—	(2)	(2)
			Secured Debt	(9)	11/19/2021		12.00%	P+	5.25%		11/19/2028	5,376	5,367	5,376
													5,365	5,374
ArborWorks, LLC	(10)	Vegetation Management Services
			Secured Debt		11/6/2023		15.00%			15.00%	11/6/2028	4,336	4,336	4,336
			Secured Debt	(9)	11/6/2023		10.28%	SF+	6.50%	10.28%	11/6/2028	9,218	9,218	9,218
			Preferred Equity		11/6/2023	32,507							14,060	17,427
			Preferred Equity		11/6/2023	32,507							—	—
			Common Equity		11/9/2021	3,898							234	—
													27,848	30,981
Archer Systems, LLC	(10)	Mass Tort Settlement Administration Solutions Provider
			Common Stock	(8)	8/11/2022	1,387,832							1,388	2,450

ATS Operating, LLC	(10)	For-Profit Thrift Retailer
			Secured Debt	(9) (32)	1/18/2022		9.92%	SF+	6.00%		1/18/2028	1,620	1,564	1,620
			Secured Debt	(9)	1/18/2022		8.92%	SF+	5.00%		1/18/2028	6,660	6,660	6,660
			Secured Debt	(9)	1/18/2022		10.92%	SF+	7.00%		1/18/2028	6,660	6,660	6,660
			Common Stock		1/18/2022	720,000							720	1,020
													15,604	15,960
Auria Space, LLC	(10)	Provider of Satellite Operations and Command Software for Defense and Intelligence Platforms
			Secured Debt	(9) (25)	12/31/2025			SF+	5.00%		12/31/2030	—	(160)	(160)
			Secured Debt	(9)	12/31/2025		8.68%	SF+	5.00%		12/31/2030	60,805	59,943	59,943
			Secured Debt	(9)	12/31/2025		8.68%	SF+	5.00%		12/31/2030	57,004	56,204	55,729
			Member Units		2/6/2026	562,714							3,040	3,040
													119,027	118,552
AVEX Aviation Holdings, LLC	(10)	Specialty Aircraft Dealer & MRO Provider
			Secured Debt	(9) (25)	12/23/2022			SF+	7.25%		12/23/2027	—	(56)	(56)
			Secured Debt	(9) (25)	12/18/2025			SF+	7.25%		12/23/2027	—	(33)	(33)
			Secured Debt	(9)	12/23/2022		11.11%	SF+	7.25%		12/23/2027	23,296	22,944	23,296
			Common Equity	(8)	12/15/2021	984							934	1,092
													23,789	24,299
Behavior Development Group Holdings	(10)	Applied Behavior Analysis Therapy Provider
			Secured Debt	(9) (32)	12/17/2025		9.67%	SF+	6.00%		12/17/2030	600	579	579
			Secured Debt	(9)	12/17/2025		9.70%	SF+	6.00%		12/17/2030	9,572	9,438	9,438
			Common Equity		12/17/2025	300							300	300
													10,317	10,317

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Berry Aviation, Inc.	(10)	Charter Airline Services
			Preferred Member Units	(29)	3/8/2024	286,109							286	—
			Preferred Member Units	(29)	11/12/2019	122,416							—	—
			Preferred Member Units	(29)	7/6/2018	1,548,387							—	—
													286	—
Bluestem Brands, Inc.	(11)	Multi-Channel Retailer of General Merchandise
			Secured Debt	(9) (14)	1/9/2024		12.28%	SF+	8.50%	11.28%	5/6/2026	202	126	248
			Secured Debt	(9) (14)	10/19/2022		14.25%	P+	7.50%	13.25%	5/6/2026	2,780	2,731	89
			Secured Debt	(9) (14)	8/28/2020		12.28%	SF+	8.50%	11.28%	5/6/2026	4,183	3,908	—
			Common Stock		10/1/2020	723,184							1	—
			Warrants	(27)	10/19/2022	163,295					10/19/2032		1,036	—
													7,802	337
B-O-F Corporation	(10)	Manufacturer of Gravity Flow Shelving Solutions for Retail Applications
			Secured Debt	(9) (25)	2/3/2025			SF+	5.75%		2/3/2030	—	(16)	(16)
			Secured Debt	(9)	2/3/2025		8.41%	SF+	4.75%		2/3/2030	3,938	3,885	3,915
			Secured Debt	(9)	2/3/2025		10.41%	SF+	6.75%		2/3/2030	3,938	3,885	3,915
			Common Equity		2/3/2025	248,718							249	249
													8,003	8,063
Bond Brand Loyalty ULC	(10) (13) (21)	Provider of Loyalty Marketing Services
			Secured Debt	(9)	5/1/2023		9.56%	SF+	5.75%		5/1/2028	571	559	571
			Secured Debt	(9)	10/31/2025		9.56%	SF+	5.75%		5/1/2028	1,392	1,368	1,392
			Secured Debt	(9)	5/1/2023		8.56%	SF+	4.75%		5/1/2028	6,261	6,208	6,261
			Secured Debt	(9)	5/1/2023		10.56%	SF+	6.75%		5/1/2028	6,261	6,208	6,261
			Preferred Equity		5/1/2023	571							571	610
			Common Equity		5/1/2023	571							—	—
													14,914	15,095
Brainworks Software, LLC	(10)	Advertising Sales and Newspaper Circulation Software
			Secured Debt	(9) (14) (17)	8/12/2014		14.00%	P+	7.25%		7/22/2019	761	761	—
			Secured Debt	(9) (14) (17)	8/12/2014		14.00%	P+	7.25%		7/22/2019	7,056	7,056	—
													7,817	—
Brightwood Capital Fund Investments	(12) (13)	Investment Partnership
			LP Interests (Brightwood Capital Fund III, LP)	(30)	7/21/2014	1.59%							4,898	2,607
			LP Interests (Brightwood Capital Fund IV, LP)	(8) (30)	10/26/2016	0.59%							3,202	3,224
			LP Interests (Brightwood Capital Fund V, LP)	(8) (30)	7/12/2021	0.72%							4,900	5,146
													13,000	10,977

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

CaseWorthy, Inc.	(10)	SaaS Provider of Case Management Solutions
			Common Equity		12/30/2022	325,408							325	710

Channel Partners Intermediateco, LLC	(10)	Outsourced Consumer Services Provider
			Secured Debt	(9) (32)	2/7/2022		10.66%	SF+	6.75%		2/7/2027	4,764	4,684	4,764
			Secured Debt	(9)	2/7/2022		10.64%	SF+	6.75%		2/7/2027	35,701	35,575	35,701
			Secured Debt	(9)	6/24/2022		10.64%	SF+	6.75%		2/7/2027	1,978	1,971	1,978
			Secured Debt	(9)	3/27/2023		10.64%	SF+	6.75%		2/7/2027	4,781	4,754	4,781
													46,984	47,224
Clarius BIGS, LLC	(10)	Prints & Advertising Film Financing
			Secured Debt	(14) (17)	9/23/2014						1/5/2015	2,628	2,628	8

Computer Data Source, LLC	(10)	Third Party Maintenance Provider to the Data Center Ecosystem
			Secured Debt		3/6/2026		15.00%			15.00%	8/6/2026	758	736	736
			Secured Debt	(9) (32)	8/6/2021		12.06%	SF+	8.25%	12.06%	8/6/2026	9,062	9,045	7,767
			Secured Debt	(9)	8/6/2021		12.06%	SF+	8.25%	12.06%	8/6/2026	22,022	21,997	18,874
													31,778	27,377
Core Transformers	(10)	Refurbisher and Distributor of Electric Transformers
			Secured Debt	(9) (25)	9/24/2025			SF+	5.50%		9/23/2031	—	(57)	(57)
			Secured Debt	(9) (25)	9/24/2025			SF+	5.50%		9/23/2031	—	(57)	(57)
			Secured Debt	(9)	9/24/2025		9.18%	SF+	5.50%		9/23/2031	6,269	6,156	6,269
			Common Equity		9/24/2025	626,923							627	1,030
													6,669	7,185
Coregistics Buyer LLC	(10) (13) (21)	Contract Packaging Service Provider
			Secured Debt	(9)	6/29/2024		10.17%	SF+	6.50%		6/28/2029	1,669	1,612	1,650
			Secured Debt	(9)	6/29/2024		10.17%	SF+	6.50%		6/28/2029	10,543	10,378	10,424
			Secured Debt	(9)	6/29/2024		10.42%	SF+	6.75%		6/28/2029	31,709	31,196	30,982
			Secured Debt	(9)	8/15/2024		10.16%	SF+	6.50%		6/28/2029	7,029	6,935	6,949
													50,121	50,005
CoreStack, Inc.	(10)	Multi-Cloud Governance Platform Provider
			Secured Debt		3/25/2026		10.00%			10.00%	9/25/2028	1,378	1,378	1,378
			Secured Debt		3/25/2026						9/25/2028	13,089	13,089	13,089
													14,467	14,467
CQ Fluency, LLC	(10)	Global Language Services Provider
			Secured Debt	(9) (25)	12/27/2023			SF+	6.50%		6/27/2027	—	(24)	(24)
			Secured Debt	(9)	12/27/2023		10.30%	SF+	6.50%		6/27/2027	10,125	10,016	10,125
													9,992	10,101

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

CRC Evans USA Bidco, Inc.	(10) (13) (21)	Manufacturers of Equipment, Including Drilling Rigs and Equipment, and Providers of Supplies and Services to Companies Involved in the Drilling, Evaluation and Completion of Oil and Gas Wells
			Secured Debt	(9) (25)	8/19/2022			SF+	6.75%		6/30/2029	—	(151)	—
			Secured Debt	(9) (25)	12/31/2025			SF+	6.75%		6/30/2029	—	(260)	(260)
			Secured Debt	(9)	12/31/2025		10.71%	SF+	6.75%		6/30/2029	9,419	9,248	9,419
			Secured Debt	(9)	8/19/2022		10.71%	SF+	6.75%		6/30/2029	14,756	14,449	14,756
													23,286	23,915
Creative Foam Corporation	(10)	Manufacturer of Custom Engineered Die Cut, Formed Foam, Nonwoven, and Multi-material Component Solutions for the Automotive and Healthcare Markets
			Secured Debt	(9) (25)	6/27/2024			SF+	7.00%		6/27/2029	—	(171)	(171)
			Secured Debt	(9)	3/4/2025		10.65%	SF+	7.00%		6/27/2029	5,531	5,442	5,531
			Secured Debt	(9)	6/27/2024		10.70%	SF+	7.00%		6/27/2029	88,683	87,514	88,683
			Common Equity		3/4/2025	10,851							1,085	680
													93,870	94,723
Dalton US Inc.	(10)	Provider of Supplemental Labor Services
			Common Stock		8/16/2022	515							720	650

Dynamic Communities, LLC	(10)	Developer of Business Events and Online Community Groups
			Secured Debt	(9)	12/20/2022		11.77%	SF+	8.00%	11.77%	12/31/2026	2,689	2,610	2,689
			Secured Debt	(9)	12/20/2022		12.77%	SF+	9.00%		12/31/2026	2,493	2,259	2,463
			Preferred Equity		12/20/2022	125,000							128	110
			Preferred Equity		12/20/2022	2,376,241							—	—
			Common Equity		12/20/2022	1,250,000							—	—
													4,997	5,262
Electro Technical Industries, LLC	(10)	Manufacturer of Mission-Critical Electrical Distribution Systems
			Secured Debt	(9) (25)	3/31/2025			SF+	5.50%		3/31/2030	—	(140)	(140)
			Secured Debt	(9) (26)	3/31/2025		9.18%	SF+	5.50%		3/31/2030	49,837	49,047	49,837
			Common Equity		3/31/2025	1,464,286							1,464	3,240
													50,371	52,937
Emerald Technologies Acquisition Co, Inc.	(11)	Design & Manufacturing
			Secured Debt	(9)	2/10/2022		10.10%	SF+	6.25%		12/29/2027	9,330	9,242	5,726

EnCap Energy Fund Investments	(12) (13)	Investment Partnership

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			LP Interests (EnCap Energy Capital Fund VIII, L.P.)	(8) (30)	1/22/2015	0.14%							2,560	77
			LP Interests (EnCap Energy Capital Fund VIII Co- Investors, L.P.)	(8) (30)	1/21/2015	0.38%							1,394	5
			LP Interests (EnCap Energy Capital Fund IX, L.P.)	(8) (30)	1/22/2015	0.10%							3,172	871
			LP Interests (EnCap Energy Capital Fund X, L.P.)	(8) (30)	3/25/2015	0.15%							6,995	4,202
			LP Interests (EnCap Energy Capital Fund XII, L.P.)	(8) (30)	8/31/2023	0.19%							7,581	8,132
			LP Interests (EnCap Flatrock Midstream Fund II, L.P.)	(30)	3/30/2015	0.84%							3,799	15
			LP Interests (EnCap Flatrock Midstream Fund III, L.P.)	(8) (30)	3/27/2015	0.25%							3,300	1,119
													28,801	14,421
Escalent, Inc.	(10)	Market Research and Consulting Firm
			Secured Debt	(9) (25)	4/7/2023			SF+	6.00%		4/7/2029	—	(20)	—
			Secured Debt	(9)	10/2/2024		9.70%	SF+	6.00%		4/7/2029	1,344	1,328	1,344
			Secured Debt	(9)	4/7/2023		9.70%	SF+	6.00%		4/7/2029	25,319	24,927	25,319
			Common Equity		4/7/2023	649,794							663	910
													26,898	27,573
Event Holdco, LLC	(10)	Event and Learning Management Software for Healthcare Organizations and Systems
			Secured Debt	(9)	12/22/2021		10.96%	SF+	7.00%		12/22/2026	3,692	3,687	3,692
			Secured Debt	(9)	12/22/2021		10.96%	SF+	7.00%		12/22/2026	47,897	47,832	47,897
													51,519	51,589
EWMW LP	(12) (13)	Investment Partnership
			Secured Debt		12/23/2025		9.69%	SF+	6.00%			3,048	3,048	3,048

Fuse, LLC	(11)	Cable Networks Operator
			Secured Debt		6/30/2019		2.50%				12/31/2028	1,810	1,810	141
			Common Stock		6/30/2019	10,429							256	—
													2,066	141
Garyline, LLC	(10)	Manufacturer of Consumer Plastic Products
			Secured Debt	(9) (32)	4/14/2025		10.92%	SF+	7.25%		10/14/2027	2,053	1,992	2,053
			Secured Debt	(9)	4/14/2025		10.92%	SF+	7.25%		10/14/2027	28,424	28,075	28,424
			Common Equity		11/10/2023	705,882							706	450
													30,773	30,927
GradeEight Corp.	(10)	Distributor of Maintenance and Repair Parts
			Secured Debt	(9) (32)	10/4/2024		11.18%	SF+	7.50%		10/4/2029	903	833	889

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt	(9)	10/4/2024		11.18%	SF+	7.50%		10/4/2029	4,176	4,096	4,096
			Secured Debt	(9) (26)	10/4/2024		11.17%	SF+	7.50%		10/4/2029	30,615	30,184	29,972
			Common Equity		10/4/2024	1,653							1,634	1,030
													36,747	35,987
GS HVAM Intermediate, LLC	(10)	Specialized Food Distributor
			Secured Debt	(9) (32)	10/18/2019		10.27%	SF+	6.50%		11/30/2026	6,061	6,047	6,061
			Secured Debt	(9)	10/18/2019		10.27%	SF+	6.50%		11/30/2026	10,364	10,328	10,364
			Secured Debt	(9)	9/15/2023		10.27%	SF+	6.50%		11/30/2026	930	927	930
			Secured Debt	(9)	12/22/2023		10.27%	SF+	6.50%		11/30/2026	222	221	222
			Secured Debt	(9)	8/22/2024		10.27%	SF+	6.50%		11/30/2026	5,996	5,974	5,996
													23,497	23,573
GULF PACIFIC ACQUISITION, LLC	(10)	Rice Processor and Merchandiser
			Secured Debt	(9) (32)	9/30/2022		10.77%	SF+	7.00%		9/30/2028	353	344	330
			Secured Debt	(9)	9/30/2022		10.78%	SF+	7.00%		9/30/2028	294	286	275
			Secured Debt	(9)	9/30/2022		10.77%	SF+	7.00%		9/30/2028	3,533	3,496	3,301
													4,126	3,906
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (423 AER II, LP)	(30)	6/2/2025	4.13%							1,590	1,831

HDC/HW Intermediate Holdings	(10)	Managed Services and Hosting Provider
			Secured Debt	(9) (14)	3/7/2024		9.01%	SF+	3.50%	2.50%	6/21/2026	2,607	2,557	1,964
			Secured Debt	(14)	3/7/2024		2.50%			2.50%	6/21/2026	1,626	713	—
			Common Equity		3/7/2024	64,029							—	—
													3,270	1,964
Hornblower Sub, LLC	(10)	Marine Tourism and Transportation
			Secured Debt	(9) (32)	7/3/2024		9.18%	SF+	5.50%	1.50%	7/3/2029	4,892	4,860	4,839
			Secured Debt	(9)	7/3/2024		9.15%	SF+	5.50%	1.50%	7/3/2029	32,928	32,699	32,509
													37,559	37,348
HOWLCO LLC	(11) (13) (21)	Provider of Accounting and Business Development Software to Real Estate End Markets
			Secured Debt	(9)	8/19/2021		10.33%	SF+	6.50%	3.50%	10/23/2027	27,423	27,423	26,578

Hybrid Promotions, LLC	(10)	Wholesaler of Licensed, Branded and Private Label Apparel
			Secured Debt	(9)	6/30/2021		11.91%	SF+	8.25%		12/31/2027	7,200	7,126	7,200

IG Parent Corporation	(11)	Software Engineering
			Secured Debt	(9) (25)	7/30/2021			SF+	5.75%		7/30/2028	—	(7)	—

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt	(9)	7/30/2021		9.52%	SF+	5.75%		7/30/2028	10,101	10,049	10,101
			Secured Debt	(9)	7/30/2021		9.52%	SF+	5.75%		7/30/2028	4,840	4,813	4,840
													14,855	14,941
Ignite Visibility LLC	(10)	Digital Marketing Services Agency
			Secured Debt	(9)	12/15/2025		8.41%	SF+	4.75%		12/1/2028	4,759	4,695	4,695
			Secured Debt	(9)	12/15/2025		10.41%	SF+	6.75%		12/1/2028	4,759	4,695	4,695
													9,390	9,390
Imaging Business Machines, L.L.C.	(10)	Technology Hardware & Equipment
			Common Equity	(8)	6/8/2023	849							1,166	1,090

Implus Footcare, LLC	(10)	Provider of Footwear and Related Accessories
			Secured Debt	(9)	6/13/2025		9.70%	SF+	6.00%	4.00%	10/30/2028	1,963	1,963	1,963
			Secured Debt	(9)	7/31/2025		9.70%	SF+	6.00%	9.70%	10/30/2028	4,532	4,532	4,532
			Common Equity		7/31/2025	4,238,917							5,680	3,740
													12,175	10,235
Insight Borrower Corporation	(10)	Test, Inspection, and Certification Instrument Provider
			Secured Debt	(9) (25)	7/19/2023			SF+	6.25%		7/19/2028	—	(35)	(35)
			Secured Debt	(9)	7/19/2023		9.92%	SF+	6.25%		7/19/2029	14,097	13,863	12,838
			Common Equity		7/19/2023	131,100							656	110
													14,484	12,913
Inspire Aesthetics Management, LLC	(10)	Surgical and Non-Surgical Plastic Surgery and Aesthetics Provider
			Secured Debt	(9)	4/3/2023		13.27%	SF+	9.50%	1.50%	4/3/2028	861	852	813
			Secured Debt	(9)	4/3/2023		13.27%	SF+	9.50%	1.50%	4/3/2028	7,324	7,250	6,915
			Secured Debt	(9)	6/14/2023		13.27%	SF+	9.50%	1.50%	4/3/2028	2,946	2,918	2,781
			Secured Debt	(9)	12/31/2024		13.27%	SF+	9.50%	1.50%	4/3/2028	340	340	321
			Common Equity		4/3/2023	177,594							463	97
													11,823	10,927
Interface Security Systems, L.L.C	(10)	Commercial Security & Alarm Services
			Secured Debt	(17) (32)	12/9/2021		13.77%	SF+	10.00%	13.77%	8/7/2023	2,475	2,475	2,160
			Secured Debt	(9) (14) (17)	8/7/2019		11.02%	SF+	7.00%	11.02%	8/7/2023	7,313	7,237	5
			Common Stock		12/7/2021	2,143							—	—
													9,712	2,165
Invincible Boat Company, LLC.	(10)	Manufacturer of Sport Fishing Boats
			Secured Debt	(9)	8/28/2019		11.32%	SF+	7.50%		3/31/2028	1,556	1,550	1,226
			Secured Debt	(9) (26)	8/28/2019		11.32%	SF+	8.00%	3.32%	3/31/2028	16,945	16,909	13,288
													18,459	14,514
Isagenix International, LLC	(11)	Direct Marketer of Health & Wellness Products

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt	(9) (14)	4/13/2023		11.27%	SF+	7.50%	8.77%	4/14/2028	3,159	3,012	457
			Common Equity		4/13/2023	198,743							—	—
													3,012	457
Island Pump and Tank, LLC	(10)	Provider of Facility and Maintenance Services to Fuel Retailers in Northeast U.S.
			Secured Debt	(9)	5/20/2024		10.92%	SF+	7.00%		5/17/2029	456	453	386
			Secured Debt	(9)	5/20/2024		9.92%	SF+	6.00%		5/17/2029	2,111	2,086	1,785
			Secured Debt	(9)	5/20/2024		10.92%	SF+	7.00%		5/17/2029	2,111	2,086	1,785
			Secured Debt	(9)	5/20/2024		11.92%	SF+	8.00%		5/17/2029	2,111	2,086	1,785
													6,711	5,741
Jackmont Hospitality, Inc.	(10)	Franchisee of Casual Dining Restaurants
			Secured Debt	(9) (26)	10/26/2022		11.31%	SF+	7.50%		11/4/2026	740	737	740
			Secured Debt	(9) (26)	2/27/2024		11.29%	SF+	7.50%		11/4/2026	625	623	625
			Secured Debt	(9) (26)	11/1/2024		11.18%	SF+	7.50%		11/4/2026	667	661	667
			Secured Debt	(9)	11/8/2021		11.31%	SF+	7.50%		11/4/2026	1,711	1,705	1,712
			Preferred Equity		11/8/2021	2,826,667							110	650
													3,836	4,394
Joerns Healthcare, LLC	(11)	Manufacturer and Distributor of Health Care Equipment & Supplies
			Secured Debt	(9)	3/30/2024		11.77%	SF+	8.00%		3/29/2029	1,833	1,833	1,833
			Secured Debt	(9)	3/30/2024		11.77%	SF+	8.00%		3/29/2029	1,369	1,369	1,369
			Common Stock		3/29/2024	5,461,019							200	280
													3,402	3,482
LKCM Headwater Investments	(12) (13)	Investment Partnership
			LP Interests (LKCM Headwater Investments I, L.P.)	(8) (30)	1/25/2013	2.27%							—	265
			Common Equity (LKCM Headwater CV I Minerals, L.P.)	(30)	3/27/2026	1.82%							618	618
													618	883
LLFlex, LLC	(10)	Provider of Metal-Based Laminates
			Secured Debt	(9)	8/16/2021		11.81%	SF+	8.00%	3.00%	12/31/2029	4,246	4,163	3,453

Logix Acquisition Company, LLC	(10)	Competitive Local Exchange Carrier
			Secured Debt	(9)	4/11/2025		11.17%	SF+	7.50%	2.75%	12/31/2028	44,438	43,812	44,438
			Secured Debt		4/11/2025						12/31/2028	2,963	2,344	2,260
													46,156	46,698
Looking Glass Investments, LLC	(12) (13)	Specialty Consumer Finance
			Member Units		7/1/2015	3							125	25

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

MCT Purchaserco Holding Inc.	(10) (13) (21)	Manufacturer and Distributor of High-Voltage Disconnect Switches
			Secured Debt	(9)	12/1/2025		9.20%	SF+	5.50%		12/2/2030	8,944	8,838	8,838
			Secured Debt	(9)	12/1/2025		9.17%	SF+	5.50%		12/2/2030	39,656	39,284	39,284
			Common Equity		12/1/2025	1,590,287							1,139	1,139
													49,261	49,261
Microbe Formulas, LLC	(10)	Nutritional Supplements Provider
			Secured Debt	(9) (25)	4/4/2022			SF+	5.50%		4/3/2028	—	(24)	(24)
			Secured Debt	(9)	11/20/2024		9.27%	SF+	5.50%		4/3/2028	10,995	10,904	10,995
			Secured Debt	(9)	4/4/2022		9.27%	SF+	5.50%		4/3/2028	13,346	13,254	13,346
													24,134	24,317
Mini Melts of America, LLC	(10)	Manufacturer and Distributor of Branded Premium Beaded Ice Cream
			Secured Debt	(9) (32)	11/30/2023		9.92%	SF+	6.25%		11/30/2028	1,540	1,517	1,429
			Secured Debt	(9) (26)	11/30/2023		9.92%	SF+	6.25%		11/30/2028	1,302	1,284	1,208
			Secured Debt	(9)	11/30/2023		8.92%	SF+	5.25%		11/30/2028	4,821	4,758	4,472
			Secured Debt	(9)	11/30/2023		10.92%	SF+	7.25%		11/30/2028	4,821	4,756	4,470
			Common Equity		11/30/2023	524,888							525	230
													12,840	11,809
Mission Critical Group	(10)	Backup Power Generation
			Secured Debt	(9) (25)	4/17/2025			SF+	5.50%		4/17/2030	—	(184)	(184)
			Secured Debt	(9)	4/17/2025		9.17%	SF+	5.50%		4/17/2030	14,661	14,263	14,661
			Secured Debt	(9)	4/17/2025		9.17%	SF+	5.50%		4/17/2030	65,932	64,874	65,932
			Common Equity		6/7/2023	1,234							1,234	22,240
													80,187	102,649
MonitorUS Holding, LLC	(10) (13) (21)	SaaS Provider of Media Intelligence Services
			Secured Debt	(9)	5/24/2022		10.21%	SF+	6.25%		5/24/2027	4,101	4,084	4,329
			Secured Debt	(9)	5/24/2022		10.21%	SF+	6.25%		5/24/2027	10,635	10,586	12,121
			Secured Debt	(9)	5/24/2022		10.21%	SF+	6.25%		5/24/2027	17,890	17,813	17,890
			Secured Debt	(9)	6/25/2025		10.21%	SF+	6.25%		5/24/2027	1,228	1,214	1,216
			Common Stock		8/30/2022	111,058,246							1,221	545
													34,918	36,101
Obra Capital, Inc.	(10)	Provider of Asset Management Services Specialized in Insurance-Linked Strategies
			Secured Debt	(9) (25)	6/21/2024			SF+	7.25%		12/21/2028	—	(3)	(3)
			Secured Debt	(9)	6/21/2024		11.04%	SF+	7.25%		6/21/2029	26,023	25,522	26,023
			Secured Debt	(9)	5/13/2025		11.04%	SF+	7.25%		6/21/2029	3,147	3,073	3,147
													28,592	29,167
OnPoint Industrial Services, LLC	(10)	Environmental & Facilities Services
			Secured Debt	(9)	12/18/2024		9.45%	SF+	5.75%		11/16/2027	1,383	1,373	1,383
			Secured Debt	(9)	4/1/2024		9.45%	SF+	5.75%		11/16/2027	3,841	3,819	3,841

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

													5,192	5,224
Ospemifene Royalty Sub LLC	(10)	Estrogen-Deficiency Drug Manufacturer and Distributor
			Secured Debt	(14)	7/8/2013						11/15/2026	4,335	4,335	6

PavCon LLC	(10)	Provider of Predictive Data Analytics to the Department of Defense
			Secured Debt	(9) (25)	1/2/2026			SF+	5.50%		1/2/2031	—	(29)	(29)
			Secured Debt	(9) (25)	1/2/2026			SF+	5.50%		1/2/2031	—	(29)	(29)
			Secured Debt	(9)	1/2/2026		9.46%	SF+	5.50%		1/2/2031	10,850	10,644	10,644
													10,586	10,586
Peaches Holding Corporation		Wholesale Provider of Consumer Packaging Solutions
			Common Equity		5/22/2024	3,226							7,221	—

PrimeFlight Aviation Services	(10) (13)	Air Freight & Logistics
			Secured Debt	(9)	5/1/2023		9.16%	SF+	5.50%		5/1/2029	7,780	7,630	7,780
			Secured Debt	(9)	9/7/2023		9.20%	SF+	5.50%		5/1/2029	743	727	743
			Secured Debt	(9)	1/30/2024		9.20%	SF+	5.50%		5/1/2029	747	735	747
			Secured Debt	(9)	6/28/2024		8.95%	SF+	5.25%		5/1/2029	848	840	848
			Secured Debt	(9)	1/21/2025		8.92%	SF+	5.25%		5/1/2029	1,881	1,867	1,881
			Secured Debt	(9)	7/31/2025		8.92%	SF+	5.25%		5/1/2029	2,016	2,000	2,016
			Secured Debt	(9)	11/21/2025		8.41%	SF+	4.75%		5/1/2029	2,123	2,104	2,123
			Secured Debt	(9)	2/4/2026		8.41%	SF+	4.75%		5/1/2029	11,573	11,464	11,573
													27,367	27,711
Richardson Sales Solutions	(10)	Business Services
			Secured Debt	(9) (25)	8/24/2023			SF+	5.00%		8/24/2028	—	(49)	—
			Secured Debt	(9)	8/24/2023		8.67%	SF+	5.00%		8/24/2028	32,949	32,401	32,945
			Secured Debt	(9)	9/10/2024		8.65%	SF+	5.00%		8/24/2028	21,406	21,145	21,404
													53,497	54,349
Roof Opco, LLC	(10)	Residential Re-Roofing/Repair
			Secured Debt	(25)	8/27/2021						8/31/2029	—	(2)	—
			Secured Debt		8/27/2021		10.00%			10.00%	8/31/2029	3,672	3,657	2,742
			Secured Debt		8/27/2021		10.00%			10.00%	8/31/2029	3,708	3,693	2,656
													7,348	5,398
Royal Cup Inc.	(10)	Coffee Roaster and Beverage Solutions Provider
			Secured Debt	(9)	11/26/2025		8.91%	SF+	5.25%		11/26/2030	4,188	3,978	4,143
			Secured Debt	(9) (25)	11/26/2025			SF+	5.25%		11/26/2030	—	(79)	(79)
			Secured Debt	(9) (25)	11/26/2025			SF+	5.25%		11/26/2030	—	(341)	(341)
			Secured Debt	(9)	11/26/2025		8.93%	SF+	5.25%		11/26/2030	53,167	52,430	52,596
			Preferred Equity		11/26/2025	3,807,144							3,807	3,807
													59,795	60,126

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Rug Doctor, LLC.	(10)	Carpet Cleaning Products and Machinery
			Secured Debt	(9)	7/16/2021		9.17%	SF+	5.50%		5/16/2028	2,821	2,820	2,821
			Secured Debt	(9)	7/16/2021		9.20%	SF+	5.50%		5/16/2028	6,727	6,644	6,727
													9,464	9,548
South Coast Terminals Holdings, LLC	(10)	Specialty Toll Chemical Manufacturer
			Secured Debt	(9) (25)	8/8/2024			SF+	5.25%		8/8/2029	—	—	—
			Secured Debt	(9)	8/8/2024		9.02%	SF+	5.25%		8/8/2029	53,320	53,041	53,320
			Secured Debt	(9)	7/31/2025		9.02%	SF+	5.25%		8/8/2029	10,449	10,363	10,449
			Common Equity		12/10/2021	864							864	1,013
													64,268	64,782
SPAU Holdings, LLC	(10)	Digital Photo Product Provider
			Secured Debt	(9) (32)	7/1/2022		10.84%	SF+	7.00%		7/2/2029	1,469	1,433	1,469
			Secured Debt	(9)	7/1/2022		10.85%	SF+	7.00%		7/2/2029	15,369	15,192	15,369
			Common Stock		7/1/2022	638,710							639	630
													17,264	17,468
TEC Services, LLC	(10)	Provider of Janitorial Service for Food Retailers
			Secured Debt	(9) (25)	12/31/2024			SF+	5.50%		12/31/2029	—	(71)	(71)
			Secured Debt	(9) (25)	12/31/2024			SF+	5.50%		12/31/2029	—	(53)	(53)
			Secured Debt	(9)	12/31/2024		9.30%	SF+	5.50%		12/31/2029	31,985	31,632	31,985
													31,508	31,861
Tectonic Financial, LLC		Financial Services Organization
			Common Stock	(8)	5/15/2017	200,000							2,000	5,000

Tex Tech Tennis, LLC	(10)	Sporting Goods & Textiles
			Preferred Equity	(8) (29)	7/7/2021	1,000,000							1,000	3,100

Titan Meter Midco Corp.	(10)	Value Added Distributor of a Variety of Metering and Measurement Products and Solutions to the Energy Industry
			Secured Debt	(9)	3/11/2024		10.20%	SF+	6.50%		3/11/2029	1,439	1,366	1,439
			Secured Debt	(9)	3/11/2024		10.20%	SF+	6.50%		3/11/2029	33,499	32,809	33,499
			Secured Debt	(9)	2/27/2025		10.20%	SF+	6.50%		3/11/2029	4,287	4,210	4,287
			Secured Debt	(9)	8/5/2025		10.20%	SF+	6.50%		3/11/2029	4,851	4,752	4,851
			Preferred Equity		3/11/2024	1,358,892	8.00%			8.00%			1,375	1,830
													44,512	45,906
U.S. TelePacific Corp.	(11)	Provider of Communications and Managed Services
			Secured Debt	(9)	3/18/2026		14.78%	SF+	11.00%	10.00%	5/2/2026	658	658	658
			Secured Debt	(9) (14)	6/1/2023		13.75%	P+	7.00%	7.00%	5/2/2027	9,811	2,611	4,038
			Secured Debt	(14)	6/1/2023						5/2/2027	1,003	20	—

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

													3,289	4,696
UBM AcquireCo LLC		Mail Commingling and Logistics Provider
			Secured Debt	(25)	12/20/2025						12/20/2027	—	(34)	(34)
			Secured Debt		12/20/2025		10.00%				12/20/2030	42,800	42,400	42,400
			Common Equity	(8)	12/20/2025	80							8,000	8,000
													50,366	50,366
UPS Intermediate, LLC	(10)	Provider of Maintenance, Repair, and Overhaul Services for Industrial Equipment Serving the Refining, Chemical, Midstream, Renewables, Power, and Utilities End Markets
			Secured Debt	(9)	3/10/2026		10.17%	SF+	6.50%		7/29/2029	13,134	12,871	13,131
			Secured Debt	(9)	3/10/2026		10.17%	SF+	6.50%		7/29/2029	3,541	3,461	3,540
			Secured Debt	(9)	7/29/2024		10.17%	SF+	6.50%		7/27/2029	42,794	42,232	42,784
			Common Equity		7/29/2024	1,443							1,443	1,630
													60,007	61,085
UserZoom Technologies, Inc.	(10)	Provider of User Experience Research Automation Software
			Secured Debt	(9)	1/7/2026		11.40%	SF+	7.75%	1.75%	4/5/2029	323	317	323
			Secured Debt	(9)	1/11/2023		11.42%	SF+	7.75%	1.75%	4/5/2029	4,016	3,950	4,016
													4,267	4,339
Vitesse Systems	(10)	Component Manufacturing and Machining Platform
			Secured Debt	(32)	12/22/2023		10.95%	SF+	7.00%		12/22/2028	7,727	7,609	7,727
			Secured Debt	(9)	3/4/2026		10.92%	SF+	7.00%		12/22/2028	3,883	3,789	3,883
			Secured Debt	(9)	12/22/2023		10.96%	SF+	7.00%		12/22/2028	41,544	40,979	41,544
													52,377	53,154
VORTEQ Coil Finishers, LLC	(10)	Specialty Coating of Aluminum and Light-Gauge Steel
			Common Equity	(8)	11/30/2021	1,038,462							1,038	4,030

Wash & Wax Systems LLC	(10)	Express Car Wash Operator
			Secured Debt	(9) (32)	4/30/2025		9.19%	SF+	5.50%		4/30/2028	322	322	322
			Secured Debt	(9)	4/30/2025		9.17%	SF+	5.50%		4/30/2028	7,498	7,498	7,498
			Secured Debt		4/30/2025		12.00%			12.00%	7/31/2028	5,392	5,392	5,392
			Common Equity		4/30/2025	3,219							3,410	1,370
													16,622	14,582
Watterson Brands, LLC	(10)	Facility Management Services
			Secured Debt	(14)	12/17/2021		12.00%			4.00%	12/17/2026	2,339	2,257	1,343
			Secured Debt	(14)	12/17/2021		12.00%			4.00%	12/17/2026	402	380	231
			Secured Debt	(14)	12/17/2021		12.00%			4.00%	12/17/2026	16,540	15,978	9,499
			Secured Debt	(14)	12/17/2021		12.00%			4.00%	12/17/2026	13,230	12,780	7,598
													31,395	18,671

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Winter Services LLC	(10)	Provider of Snow Removal and Ice Management Services
			Secured Debt	(9) (32)	11/19/2021		11.43%	SF+	7.50%		11/19/2027	2,933	2,875	2,933
			Secured Debt	(9)	11/19/2021		11.42%	SF+	7.50%		11/19/2027	1,874	1,866	1,874
			Secured Debt	(9)	1/16/2024		10.42%	SF+	6.50%		11/19/2027	7,240	7,192	7,240
			Secured Debt	(9)	1/16/2024		12.42%	SF+	8.50%		11/19/2027	7,240	7,192	7,240
													19,125	19,287
Xenon Arc, Inc.	(10)	Tech-enabled Distribution Services to Chemicals and Food Ingredients Primary Producers
			Secured Debt	(9)	12/17/2021		9.54%	SF+	5.75%		12/20/2028	23,510	23,330	23,510
			Secured Debt	(9)	12/17/2021		9.52%	SF+	5.75%		12/20/2028	36,959	36,702	36,960
			Secured Debt	(9)	3/31/2025		9.55%	SF+	5.75%		12/20/2028	10,525	10,374	10,525
													70,406	70,995
YS Garments, LLC	(11)	Designer and Provider of Branded Activewear
			Secured Debt	(9) (26)	8/22/2018		11.26%	SF+	7.50%		8/9/2027	10,592	10,520	9,007

ZRG Partners, LLC	(10)	Talent Advisory Services Provider
			Secured Debt	(9)	6/14/2024		11.75%	P+	5.00%		6/14/2029	8,685	8,552	8,685
			Secured Debt	(9) (26)	6/14/2024		9.69%	SF+	6.00%		6/14/2029	15,920	15,670	15,920
			Secured Debt	(9)	6/14/2024		9.60%	SF+	6.00%		6/14/2029	6,485	6,399	6,485
			Secured Debt	(9)	6/14/2024		9.69%	SF+	6.00%		6/14/2029	46,385	45,767	46,385
													76,388	77,475
Subtotal Non-Control/Non-Affiliate investments (65.8% of net assets at fair value)													$2,081,821	$2,036,083
Total Portfolio Company investments, March 31, 2026 (183.4% of net assets at fair value)													$4,933,484	$5,674,751

Money market funds (included in cash and cash equivalents)
Dreyfus Government Cash Management (35)													$3,968	$3,968
Fidelity Government Fund (36)													1,230	1,230
Fidelity Treasury (31)													363	363
Total money market funds													$5,561	$5,561
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
March 31, 2026
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
(9)Index based floating interest rate is subject to contractual minimum interest rate. As noted in this schedule, 96% of the loans (based on the par amount) contain Term Secured Overnight Financing Rate (“SOFR”) floors which range between 0.50% and 5.25%, with a weighted-average floor of 1.29%.
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
(14)Non-accrual or non-income producing debt investment.
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
(19)Investments may have a portion, or all, of their income received from Paid-in-Kind (“PIK”) interest or dividends. PIK interest income and cumulative dividend income represent income not paid currently in cash. The difference between the Total Rate and PIK Rate represents the cash rate as of March 31, 2026.
(20)All portfolio company headquarters are based in the U.S., unless otherwise noted.
(21)Portfolio company headquarters are located outside of the U.S.

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2026
(dollars in thousands)
(Unaudited)
(22)The Company has entered into an intercreditor agreement that entitles the Company to the “last out” tranche of the first lien secured loans, whereby the “first out” tranche will receive priority as to the “last out” tranche with respect to payments of principal, interest, and any other amounts due thereunder. Therefore, the Company receives a higher interest rate than the contractual stated interest rate of SOFR+7.50% (Floor 1.50%) per the credit agreement and the Consolidated Schedule of Investments above reflects such higher rate.
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
(25)The position is unfunded and no interest income is being earned as of March 31, 2026. The position may earn a nominal unused facility fee on committed amounts.
(26)Each new draw or funding on the facility has a different floating rate reset date. The rate presented represents a weighted-average rate for borrowings under the facility, as of March 31, 2026.
(27)Warrants are presented in equivalent shares/units with a strike price of $0.01 per share/unit.
(28)A majority of the variable rate loans in the Investment Portfolio (as defined below) bear interest at a rate that may be determined by reference to either SOFR (“SF”) or an alternate base rate (commonly based on the federal funds rate or the Prime rate (“P”)), which typically resets every one, three, or six months at the borrower’s option. SOFR based contracts may include a credit spread adjustment (the “Adjustment”) that is charged in addition to the stated spread. The Adjustment is applied when the SOFR, plus the Adjustment, exceeds the stated floor rate, as applicable. As of March 31, 2026, SOFR based contracts in the portfolio had Adjustments ranging from 0.10% to 0.26%.
(29)Shares/Units represent ownership in a related real estate or holding entity.
(30)Investment is not unitized. Presentation is made in percent of fully diluted ownership unless otherwise indicated.
(31)Effective yield as of March 31, 2026 was approximately 3.31% on the Fidelity Treasury.
(32)Revolving line of credit facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of March 31, 2026.
(33)Index based floating interest rate is subject to contractual maximum base rate of 3.00%.
(34)Index based floating interest rate is subject to contractual maximum base rate of 4.00%.
(35)Effective yield as of March 31, 2026 was approximately 3.54% on the Dreyfus Government Cash Management.
(36)Effective yield as of March 31, 2026 was approximately 3.29% on the Fidelity Government Fund.

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

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2025
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

													71,196	72,105
Volusion, LLC		Provider of Online Software-as-a-Service eCommerce Solutions
			Secured Debt	(17)	3/31/2023		10.00%				3/31/2025	2,100	2,100	2,100
			Preferred Member Units		3/31/2023	5,097,595							1,830	2,910
			Preferred Member Units		3/31/2023	142,512							—	—
			Preferred Member Units		1/26/2015	4,876,670							14,000	—
			Common Stock		3/31/2023	1,802,780							2,576	—
													20,506	5,010
VVS Holdco LLC		Omnichannel Retailer of Animal Health Products
			Secured Debt	(9) (25)	12/1/2021			SF+	6.00%		12/1/2026	—	—	—
			Secured Debt		12/1/2021		11.50%				12/1/2026	24,000	23,956	23,956
			Preferred Equity	(8) (29)	12/1/2021	12,240							12,240	12,240
													36,196	36,196
Ziegler’s NYPD, LLC		Casual Restaurant Group
			Secured Debt		7/31/2025		12.00%				12/31/2027	150	150	150
			Secured Debt		12/30/2024		12.00%				12/31/2027	1,750	1,750	1,687
			Preferred Member Units		6/30/2015	16,878							3,154	50
													5,054	1,887
Subtotal Control investments (85.8% of net assets at fair value)													$1,824,132	$2,569,626
Affiliate Investments (6)
AAC Holdings, Inc.	(11)	Substance Abuse Treatment Service Provider
			Secured Debt		4/1/2025		20.00%			20.00%	11/24/2032	$895	$895	$895
			Secured Debt		11/24/2025		21.00%			21.00%	11/24/2032	513	503	503
			Secured Debt	(14)	3/28/2025		20.00%			20.00%	11/24/2032	3,109	3,109	2,756
			Secured Debt	(14)	3/28/2025		20.00%			20.00%	11/24/2032	3,109	3,109	2,756
			Preferred Equity		3/28/2025	12,621,635							8,520	2,080
			Common Stock		12/11/2020	654,743							3,148	—
													19,284	8,990
Boccella Precast Products LLC		Manufacturer of Precast Hollow Core Concrete
			Secured Debt		9/23/2021		10.00%				2/28/2027	256	256	256
			Member Units	(8)	6/30/2017	2,160,000							2,256	2,820
													2,512	3,076
Buca C, LLC		Casual Restaurant Group
			Secured Debt	(14) (17)	8/7/2024		15.00%			15.00%	11/4/2024	8,380	6,282	—
			Secured Debt	(14) (17)	6/28/2024		15.00%			15.00%	4/1/2025	18	—	—
			Secured Debt	(14) (17)	6/30/2015		15.00%			15.00%	8/31/2023	11,112	5,862	—
			Preferred Member Units		6/30/2015	6	6.00%			6.00%			4,770	—
													16,914	—
Career Team Holdings, LLC		Provider of Workforce Training and Career Development Services

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

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2025
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

EIG Fund Investments	(12) (13)	Investment Partnership
			LP Interests (EIG Global Private Debt Fund-A, L.P.)	(8)	11/6/2015	5,000,000							84	37

FCC Intermediate Holdco, LLC		Supply Chain Management Services
			Secured Debt	(25)	5/28/2024						5/28/2029	—	—	—
			Secured Debt		5/28/2024		13.00%				5/29/2029	31,160	28,448	31,160
			Warrants	(8) (27)	5/28/2024	12					5/28/2034		3,920	15,140
													32,368	46,300
Freeport Financial Funds	(12) (13)	Investment Partnership
			LP Interests (Freeport Financial SBIC Fund LP)	(30)	3/23/2015	9.30%							2,337	1,600
			LP Interests (Freeport First Lien Loan Fund III LP)	(30)	7/31/2015	5.95%							671	193
													3,008	1,793
FRG AcquireCo, LLC		Technology Focused Risk Management Advisory Firm
			Secured Debt	(25)	9/22/2025						9/22/2028	—	(19)	(19)
			Secured Debt		9/22/2025		13.00%				9/22/2030	10,500	10,402	10,402
			Preferred Equity		9/22/2025	3,500							3,500	3,500
													13,883	13,883
GFG Group, LLC		Grower and Distributor of a Variety of Plants and Products to Other Wholesalers, Retailers and Garden Centers
			Secured Debt		3/31/2021		8.00%				3/31/2026	14,053	14,050	14,053
			Preferred Member Units	(8)	3/31/2021	226							4,900	10,940
													18,950	24,993
Gulf Manufacturing, LLC	(13)(21)	Manufacturer of Specialty Fabricated Industrial Piping Products
			Secured Debt	(25)	3/15/2024			SF+	8.13%		3/15/2029	—	(32)	(32)
			Secured Debt		3/15/2024		12.01%	SF+	8.13%		3/15/2029	37,700	36,784	36,784
			Member Units	(8)	8/31/2007	438							2,980	6,600
			Common Stock	(8) (29)	11/18/2024	888							888	1,450
			Preferred Equity		12/23/2025	208							2,077	5,190
													42,697	49,992
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (HPEP 3, L.P.)	(30)	8/9/2017	8.22%							1,549	4,116
			LP Interests (HPEP 4, L.P.)	(30)	7/12/2022	11.61%							6,409	7,463
			LP Interests (423 HAR, L.P.)	(8) (30)	6/2/2023	15.60%							750	1,226
													8,708	12,805
Hawk Ridge Systems, LLC		Value-Added Reseller of Engineering Design and Manufacturing Solutions

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
(9)Index based floating interest rate is subject to contractual minimum interest rate. As noted in this schedule, 96% of the loans (based on the par amount) contain Term SOFR floors which range between 0.50% and 5.25%, with a weighted-average floor of 1.31%.
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
(14)Non-accrual or non-income producing debt investment.
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
2.Basis of Presentation
Main Street’s consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies (“ASC 946”). For each of the periods presented herein, Main Street’s consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries. Main Street’s results of operations for the three months ended March 31, 2026 and 2025, cash flows for the three months ended March 31, 2026 and 2025 and financial position as of March 31, 2026 and December 31, 2025 are presented on a consolidated basis. The effects of all intercompany transactions between MSCC and its consolidated subsidiaries have been eliminated in consolidation.
The accompanying unaudited consolidated financial statements of Main Street are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. The unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2025. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the operating results to be expected for the full year. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.
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
For LMM portfolio investments, Main Street generally reviews external events, including private mergers, sales and acquisitions involving comparable companies, and includes these events in the valuation process by using an enterprise value waterfall (“Waterfall”) valuation method for its LMM equity investments and an income approach using a yield-to-maturity model (“Yield-to-Maturity”) valuation method for its LMM debt investments. For Private Loan and Middle Market portfolio investments in debt securities for which it has determined that third-party quotes or other independent pricing are not available or appropriate, Main Street generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value the investment in a current hypothetical sale using the Yield-to-Maturity valuation method. For Middle Market and short-term portfolio investments in debt securities for which it has determined that third-party quotes or other independent prices are available, Main Street primarily uses quoted prices in the valuation process. Main Street determines the appropriateness of the use of third-party broker quotes, if any, in determining fair value based on its understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer, the depth and consistency of broker quotes and the correlation of changes in broker quotes with underlying performance of the portfolio company and other market indices. For its Other Portfolio equity investments, Main Street generally calculates the fair value of the investment primarily based on the net asset value (“NAV”) of the investment fund and adjusts the fair value for other factors deemed relevant that would affect the fair value of the investment. All of the valuation approaches for Main Street’s portfolio investments estimate the value of the investment as if Main Street were to sell, or exit, the investment as of the measurement date.
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Pursuant to its internal valuation process and the requirements under the 1940 Act, Main Street performs valuation procedures on each of its portfolio investments quarterly. In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its LMM portfolio companies, Main Street, among other things, consults with a nationally recognized independent financial advisory services firm (the “Financial Advisory Firm”). The Financial Advisory Firm analyzes and provides observations, recommendations and an assurance certification regarding Main Street’s determinations of the fair value of its LMM portfolio company investments. The Financial Advisory Firm is generally consulted relative to Main Street’s investments in each LMM portfolio company at least once every calendar year, and for Main Street’s investments in new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the Financial Advisory Firm on its investments in one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street’s investment in a LMM portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with and received an assurance certification from the Financial Advisory Firm in arriving at its determination of fair value for its investments in a total of 19 and 15 LMM portfolio companies as of March 31, 2026 and 2025, respectively, representing 25% and 20% of the total LMM portfolio at fair value as of March 31, 2026 and 2025, respectively. A total of 71 LMM portfolio companies were reviewed and certified by the Financial Advisory Firm as of the end of a fiscal quarter during the trailing twelve months ended March 31, 2026, representing 86% of the total LMM portfolio at fair value as of March 31, 2026. Excluding its investments in LMM portfolio companies that, as of March 31, 2026, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment or whose primary purpose is to own real estate for which a third-party appraisal is obtained on at least an annual basis, 97% of the LMM portfolio at fair value was reviewed and certified by the Financial Advisory Firm during the trailing twelve months ended March 31, 2026.
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
In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its Private Loan portfolio companies, Main Street, among other things, consults with the Financial Advisory Firm. The Financial Advisory Firm analyzes and provides observations, recommendations and an assurance certification regarding Main Street’s determinations of the fair value of its Private Loan portfolio company investments. The Financial Advisory Firm is generally consulted relative to Main Street’s investments in each Private Loan portfolio company at least once every calendar year, and for Main Street’s investments in new Private Loan portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the Financial Advisory Firm on its investments in one or more Private Loan portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street’s investment in a Private Loan portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with and received an assurance certification from the Financial Advisory Firm in arriving at its determination of fair value for its investments in a total of 16 and 14 Private Loan portfolio companies as of March 31, 2026 and 2025, respectively, representing 24% and 26% of the total Private Loan portfolio at fair value as of March 31, 2026 and 2025, respectively. A total of 62 Private Loan portfolio companies were reviewed and certified by the Financial Advisory Firm as of the end of a fiscal quarter during the trailing twelve months ended March 31, 2026, representing 84% of the total Private Loan portfolio at fair value as of March 31, 2026. Excluding its investments in Private Loan portfolio companies that, as of March 31, 2026, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment, 98% of the Private Loan portfolio at fair value was reviewed and certified by the Financial Advisory Firm during the trailing twelve months ended March 31, 2026.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

For valuation purposes, all of Main Street’s Middle Market portfolio investments are non-control investments. To the extent sufficient observable inputs are available to determine fair value, Main Street uses observable inputs to determine the fair value of these investments through obtaining third-party quotes or other independent pricing. For Middle Market portfolio investments for which it has determined that third-party quotes or other independent pricing are not available or appropriate, Main Street generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value such Middle Market debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method and such Middle Market equity investments in a current hypothetical sale using the Waterfall valuation method. Main Street generally consults on a limited basis with the Financial Advisory Firm in connection with determining the fair value of its Middle Market portfolio investments due to the nature of these investments. The vast majority (95% as of both March 31, 2026 and December 31, 2025) of the Middle Market portfolio investments (i) are valued using third-party quotes or other independent pricing services or (ii) Main Street has consulted with and received an assurance certification from the Financial Advisory Firm within the last twelve months.
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
For valuation purposes, all of Main Street’s Other Portfolio investments are non-control investments. Main Street’s Other Portfolio investments comprised 2.4% of Main Street’s Investment Portfolio at fair value as of both March 31, 2026 and December 31, 2025. Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments are generally not readily available. For its Other Portfolio equity investments, Main Street generally determines the fair value of these investments using the NAV valuation method.
For valuation purposes, Main Street’s investment in the External Investment Manager is a control investment. Market quotations are not readily available for this investment, and as a result, Main Street determines the fair value of the External Investment Manager using the Waterfall valuation method under the market approach. In estimating the enterprise value, Main Street analyzes various factors, including the entity’s historical and projected financial results, as well as its size, marketability and performance relative to the population of market comparables, and the valuations for comparable publicly traded companies and private transactions involving comparable companies. This valuation approach estimates the value of the investment as if Main Street were to sell, or exit, the investment. In addition, Main Street considers its ability to control the capital structure of the company, as well as the timing of a potential exit, in connection with determining the fair value of the External Investment Manager. Main Street consults with and receives an assurance certification from the Financial Advisory Firm in arriving at its determination of fair value for its investment in the External Investment Manager on a quarterly basis, including as of March 31, 2026 and December 31, 2025.
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Rule 2a-5 under the 1940 Act permits a BDC’s board of directors to designate its executive officers or investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board. Main Street’s Board of Directors has approved policies and procedures pursuant to Rule 2a-5 (the “Valuation Procedures”) and has designated a group of its executive officers to serve as the Board of Directors’ valuation designee. Main Street believes its Investment Portfolio as of March 31, 2026 and December 31, 2025 approximates fair value as of those dates based on the markets in which it operates and other conditions in existence on those reporting dates.
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
3.Cash and Cash Equivalents
Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase. Cash and cash equivalents are carried at cost, which approximates fair value. As of March 31, 2026 and December 31, 2025, the Company had $5.6 million and $3.2 million, respectively, of cash equivalents invested in AAA-rated money market funds pending investment in the Company’s primary investment strategies. These highly liquid investments are included in the Consolidated Schedule of Investments.
As of March 31, 2026 and December 31, 2025, cash balances totaling $13.2 million and $35.4 million, respectively, exceeded Federal Deposit Insurance Corporation insurance protection levels, subjecting the Company to risk related to the uninsured balance.
4.Interest, Dividend and Fee Income
Main Street records interest and dividend income on the accrual basis to the extent amounts are expected to be collected. Dividend income is recorded when dividends are declared by the portfolio company or at such other time that an obligation exists for the portfolio company to make a distribution. Main Street evaluates accrued interest and dividend income periodically for collectability. When a loan or debt security becomes 90 days or more past due, and if Main Street otherwise does not expect the debtor to be able to service its debt obligation, Main Street will generally place the loan or debt security on non-accrual status and cease recognizing interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security’s status significantly improves regarding the debtor’s ability to service the debt obligation, or if a loan or debt security is sold or written off, Main Street removes it from non-accrual status. Generally, any interest payments received for investments on non-accrual status reduce the cost basis of the investment and are not recorded as income.
As of March 31, 2026, investments on non-accrual status were $68.3 million at fair value and $199.1 million at cost and comprised 1.2% and 4.0% of Main Street’s total Investment Portfolio at fair value and cost, respectively. As of December 31, 2025, investments on non-accrual status were $56.3 million at fair value and $155.3 million at cost and comprised 1.0% and 3.3% of Main Street’s total Investment Portfolio at fair value and cost, respectively.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Main Street holds certain debt and preferred equity instruments in its Investment Portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (see Note B.10. — Summary of Significant Accounting Policies — Income Taxes below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the PIK interest and cumulative dividends in cash. Main Street stops accruing PIK interest and cumulative dividends and writes off any accrued and uncollected interest and dividends in arrears when it determines that such PIK interest and dividends in arrears are no longer collectible. For the three months ended March 31, 2026 and 2025, (i) 2.7% and 2.9%, respectively, of Main Street’s total investment income was attributable to PIK interest income not paid currently in cash and (ii) 0.7% and 0.5%, respectively, of Main Street’s total investment income was attributable to cumulative dividend income not paid currently in cash.
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
A presentation of total investment income Main Street earned from its Investment Portfolio in each of the periods presented is as follows:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Interest, dividend and fee income:
Interest income	$105,306	$98,017
Dividend income	28,196	36,026
Fee income	6,604	3,003
Total investment income	$140,106	$137,046
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
To maintain RIC tax treatment (see Note B.10. — Summary of Significant Accounting Policies — Income Taxes below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the interest income. For each of the three months ended March 31, 2026 and 2025, 1.7% of Main Street’s total investment income was attributable to interest income from the accretion of discounts associated with debt investments, net of any premium amortization.
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
Main Street recognizes all excess tax benefits and tax deficiencies associated with share-based compensation (including tax benefits of dividends on share-based payment awards) as tax expense or benefit in the income statement and does not delay recognition of a tax benefit until the tax benefit is realized through a reduction to taxes payable. As such, the tax effects of exercised or vested awards are recorded during the taxable year in which they occur. Additionally, Main Street has elected to account for forfeitures as they occur.
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
As of March 31, 2026 and December 31, 2025, all of Main Street’s LMM portfolio investments consisted of illiquid securities issued by privately held companies and the fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of Main Street’s LMM portfolio investments were categorized as Level 3 as of March 31, 2026 and December 31, 2025.
As of March 31, 2026 and December 31, 2025, all of Main Street’s Private Loan portfolio investments consisted of illiquid securities issued by privately held companies. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street’s Private Loan portfolio investments were categorized as Level 3 as of March 31, 2026 and December 31, 2025.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

As of March 31, 2026 and December 31, 2025, Main Street’s Middle Market portfolio investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street’s Middle Market portfolio investments were categorized as Level 3 as of March 31, 2026 and December 31, 2025.
As of March 31, 2026 and December 31, 2025, Main Street’s Other Portfolio investments consisted primarily of illiquid securities issued by privately held entities and the fair value determination for these investments primarily consisted of unobservable inputs. Main Street also has an equity investment in MSC Income Fund, Inc. (“MSC Income”), which is a publicly traded company. Therefore, as of March 31, 2026 and December 31, 2025, the equity investment in MSC Income was categorized as a Level 1 investment. The remainder of Main Street’s Other Portfolio investments were categorized as Level 3 as of March 31, 2026 and December 31, 2025.
As of March 31, 2026 and December 31, 2025, Main Street did not hold any short-term portfolio investments.
As of March 31, 2026 and December 31, 2025, all money market funds included in cash and cash equivalents were valued using Level 1 inputs.
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
A summary of the significant unobservable inputs used in the fair value measurement of Main Street’s Level 3 portfolio investments as of March 31, 2026 and December 31, 2025 is as follows:

Type of Investment	Fair Value as of March 31, 2026 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range (4)	Weighted-Average (4)(5)	Median (4)
Equity investments	$1,886,842	Discounted cash flow	WACC	9.3% - 23.3%	14.6%	15.1%
		Market comparable / Enterprise value	EBITDA multiple (1) (3)	4.3x - 9.0x (2)	7.4x	6.6x
Debt investments	$3,753,011	Discounted cash flow	Risk adjusted discount rate (6)	7.6% - 18.7% (2)	11.8%	11.4%
			Expected principal recovery percentage	0.0% - 500.0%	99.3%	100.0%
Debt investments	$10,231	Market approach	Third-party quote	14.5 - 61.4	51.2	41.2
Total Level 3 investments	$5,650,084
___________________________
(1)EBITDA may include pro forma adjustments and/or other add-backs based on specific circumstances related to each investment.
(2)Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 2.0x - 16.0x and the range for risk adjusted discount rate is 5.4% - 34.6%.
(3)The fair value determination of the equity investment in the External Investment Manager is based on a fee multiple of 7.7x, which represents a discounted, blended multiple based on (i) the multiples for similar businesses in active markets and (ii) actual multiples used in private transactions.
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
(3)The fair value determination of the equity investment in the External Investment Manager is based on a fee multiple of 7.8x, which represents a discounted, blended multiple based on (i) the multiples for similar businesses in active markets and (ii) actual multiples used in private transactions.
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

A summary of changes in the fair value of Main Street’s Level 3 portfolio investments for the three months ended March 31, 2026 and 2025 is as follows (in thousands):

Type of Investment	Fair Value as of December 31, 2025	Transfers Into (Out of) Level 3 Hierarchy	Redemptions/ Repayments	New Investments	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other (1)	Fair Value as of March 31, 2026
Debt	$3,607,331	$—	$(164,734)	$360,021	$(1,820)	$(37,485)	$(71)	$3,763,242
Equity	1,858,205	—	(25,196)	33,933	(17,607)	6,677	71	1,856,083
Equity Warrant	31,169	—	—	—	—	(410)	—	30,759
	$5,496,705	$—	$(189,930)	$393,954	$(19,427)	$(31,218)	$—	$5,650,084
___________________________
(1)Includes the impact of non-cash conversions. These transactions represent non-cash investing activities. See additional cash flow information in the Consolidated Statements of Cash Flows.

Type of Investment	Fair Value as of December 31, 2024	Transfers Into (Out of) Level 3 Hierarchy	Redemptions/ Repayments	New Investments	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other (1)	Fair Value as of March 31, 2025
Debt	$3,278,365	$—	$(179,192)	$222,305	$30,440	$(8,711)	$(27,250)	$3,315,957
Equity	1,637,181	(16,810)	(12,868)	23,679	(1,532)	37,887	27,250	1,694,787
Equity Warrant	17,123	—	—	—	—	4,760	—	21,883
	$4,932,669	$(16,810)	$(192,060)	$245,984	$28,908	$33,936	$—	$5,032,627
___________________________
(1)Includes the impact of non-cash conversions. These transactions represent non-cash investing activities. See additional cash flow information in the Consolidated Statements of Cash Flows.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

As of March 31, 2026 and December 31, 2025, Main Street’s investments at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurements
		(in thousands)
March 31, 2026	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LMM portfolio investments	$3,227,396	$—	$—	$3,227,396
Private Loan portfolio investments	1,993,902	—	—	1,993,902
Middle Market portfolio investments	81,886	—	—	81,886
Other Portfolio investments	138,507	24,667	—	113,840
External Investment Manager	233,060	—	—	233,060
Total investments	$5,674,751	$24,667	$—	$5,650,084

		Fair Value Measurements
		(in thousands)
December 31, 2025	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LMM portfolio investments	$3,057,023	$—	$—	$3,057,023
Private Loan portfolio investments	1,988,438	—	—	1,988,438
Middle Market portfolio investments	83,498	—	—	83,498
Other Portfolio investments	134,138	21,412	—	112,726
External Investment Manager	255,020	—	—	255,020
Total investments	$5,518,117	$21,412	$—	$5,496,705
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
Main Street’s external asset management business is conducted through its External Investment Manager. The External Investment Manager earns management fees based on the assets under management for External Parties and may earn incentive fees, or a carried interest, based on the performance of the assets managed. Main Street entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for its relationship with MSC Income and its other clients. Through this agreement, Main Street shares employees with the External Investment Manager, including their related infrastructure, business relationships, management expertise and capital raising capabilities. Main Street allocates the related expenses to the External Investment Manager pursuant to the sharing agreement. Main Street’s total expenses are net of expenses allocated to the External Investment Manager of $5.5 million and $5.3 million for the three months ended March 31, 2026 and 2025, respectively.
Investment income, consisting of interest, dividends and fees, can fluctuate dramatically due to various factors, including the level of new investment activity, repayments of debt investments or sales of equity interests. Investment income in any given year could also be highly concentrated among several portfolio companies. For the three months ended March 31, 2026 and 2025, Main Street did not record investment income from any single portfolio company in excess of 10% of total investment income.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

A summary of Main Street’s LMM and Private Loan portfolio investments as of March 31, 2026 and December 31, 2025 is as follows (this information excludes Middle Market portfolio investments, Other Portfolio investments and the External Investment Manager, which are discussed further below):

	March 31, 2026
	LMM (a)	Private Loan

	(dollars in millions)
Number of portfolio companies	93	85
Fair value	$3,227.4	$1,993.9
Cost	$2,577.0	$2,057.0
Debt investments as a % of portfolio (at cost)	72.0%	94.5%
Equity investments as a % of portfolio (at cost)	28.0%	5.5%
% of debt investments at cost secured by first priority lien	99.4%	99.3%
Weighted-average annual effective yield (b)	12.6%	10.3%
Average EBITDA (c)	$11.2	$34.2
___________________________
(a)As of March 31, 2026, Main Street had equity ownership in all of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was 36%.
(b)The weighted-average annual effective yields were computed using the effective interest rates for all debt investments as of March 31, 2026, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt investments and any debt investments on non-accrual status, and are weighted based upon the principal amount of each applicable debt investment as of March 31, 2026. The weighted-average annual effective yield on Main Street’s debt portfolio as of March 31, 2026, including debt investments on non-accrual status, was 12.1% for its LMM portfolio investments and 9.7% for its Private Loan portfolio investments. The weighted-average annual effective yield is not reflective of what an investor in shares of Main Street’s common stock will realize on their investment because it does not reflect changes in the market value of Main Street’s stock, Main Street’s utilization of debt capital in its capital structure, Main Street’s expenses or any sales load paid by an investor.
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

(b)The weighted-average annual effective yields were computed using the effective interest rates for all debt investments as of December 31, 2025, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt investments and any debt investments on non-accrual status, and are weighted based upon the principal amount of each applicable debt investment as of December 31, 2025. The weighted-average annual effective yield on Main Street’s debt portfolio as of December 31, 2025, including debt investments on non-accrual status, was 12.0% for its LMM portfolio investments and 10.1% for its Private Loan portfolio investments. The weighted-average annual effective yield is not reflective of what an investor in shares of Main Street’s common stock will realize on their investment because it does not reflect changes in the market value of Main Street’s stock, Main Street’s utilization of debt capital in its capital structure, Main Street’s expenses or any sales load paid by an investor.
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
For the three months ended March 31, 2026 and 2025, Main Street achieved an annualized total return on investments of 8.9% and 16.0%, respectively. For the year ended December 31, 2025, Main Street achieved a total return on investments of 16.4%. Total return on investments equals the total interest, dividend and fee income plus realized and unrealized changes in the fair value of the Investment Portfolio divided by the average quarterly Investment Portfolio balance at cost, in each case for the specified period. Main Street’s total return on investments is not reflective of what an investor in shares of Main Street’s common stock will realize on their investment because it does not reflect changes in the market value of Main Street’s stock, Main Street’s utilization of debt capital in its capital structure, Main Street’s expenses or any sales load paid by an investor.
As of March 31, 2026, Main Street had Other Portfolio investments in 34 entities, spread across 13 investment managers, collectively totaling $138.5 million in fair value and $148.5 million in cost basis, which comprised 2.4% and 3.0% of Main Street’s Investment Portfolio at fair value and cost, respectively. As of December 31, 2025, Main Street had Other Portfolio investments in 33 entities, spread across 13 investment managers, collectively totaling $134.1 million in fair value and $141.6 million in cost basis, which comprised 2.4% and 3.0% of Main Street’s Investment Portfolio at fair value and cost, respectively.
As of March 31, 2026, Main Street had Middle Market portfolio investments in 11 portfolio companies, collectively totaling $81.9 million in fair value and $121.4 million in cost basis, which comprised 1.4% and 2.5% of Main Street’s Investment Portfolio at fair value and cost, respectively. As of December 31, 2025, Main Street had Middle Market portfolio investments in 11 portfolio companies, collectively totaling $83.5 million in fair value and $120.1 million in cost basis, which comprised 1.5% and 2.5% of Main Street’s Investment Portfolio at fair value and cost, respectively.
As discussed further in Note A.1. — Organization and Basis of Presentation — Organization, Main Street holds an investment in the External Investment Manager, a wholly-owned subsidiary that is treated as a portfolio investment. As of March 31, 2026, this investment had a fair value of $233.1 million and a cost basis of $29.5 million, which comprised 4.1% and 0.6% of Main Street’s Investment Portfolio at fair value and cost, respectively. As of December 31, 2025, this investment had a fair value of $255.0 million and a cost basis of $29.5 million, which comprised 4.6% and 0.6% of Main Street’s Investment Portfolio at fair value and cost, respectively.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

The composition of Main Street’s total combined LMM, Private Loan and Middle Market portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM, Private Loan and Middle Market portfolio investments, as of March 31, 2026 and December 31, 2025, is as follows (this information excludes Other Portfolio investments and the External Investment Manager, which are discussed above):

Cost:	March 31, 2026	December 31, 2025
First lien debt	81.2%	80.9%
Equity	18.0	18.6
Second lien debt	0.4	0.1
Equity warrants	0.2	0.2
Other	0.2	0.2
	100.0%	100.0%

Fair Value:	March 31, 2026	December 31, 2025
First lien debt	70.2%	69.8%
Equity	28.7	29.4
Second lien debt	0.3	—
Equity warrants	0.6	0.6
Other	0.2	0.2
	100.0%	100.0%
Main Street’s LMM, Private Loan and Middle Market portfolio companies are located primarily in the U.S. The geographic composition is determined by the location of the corporate headquarters of the portfolio company. The composition of Main Street’s total combined LMM, Private Loan and Middle Market portfolio investments by geographic region of the U.S. and other countries at cost and fair value as a percentage of the total combined LMM, Private Loan and Middle Market portfolio investments, as of March 31, 2026 and December 31, 2025, is as follows (this information excludes Other Portfolio investments and the External Investment Manager):

Cost:	March 31, 2026	December 31, 2025
West	25.3%	25.3%
Southwest	19.5	19.0
Midwest	18.8	19.2
Southeast	18.6	17.5
Northeast	14.5	15.4
Canada	2.1	2.2
Other Non-U.S.	1.2	1.4
	100.0%	100.0%

Fair Value:	March 31, 2026	December 31, 2025
West	24.5%	24.8%
Southwest	23.3	23.0
Midwest	19.8	20.1
Southeast	16.9	15.8
Northeast	12.5	13.1
Canada	1.9	1.9
Other Non-U.S.	1.1	1.3
	100.0%	100.0%

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Main Street’s LMM, Private Loan and Middle Market portfolio investments are in companies conducting business in a variety of industries. The composition of Main Street’s total combined LMM, Private Loan and Middle Market portfolio investments by industry at cost and fair value, as of March 31, 2026 and December 31, 2025, is as follows (this information excludes Other Portfolio investments and the External Investment Manager):

Cost:	March 31, 2026	December 31, 2025
Machinery	8.3%	8.3%
Construction & Engineering	7.6	6.1
Electrical Equipment	6.4	5.9
Commercial Services & Supplies	5.4	6.8
Professional Services	5.1	5.3
Distributors	4.8	5.0
Diversified Consumer Services	4.5	4.7
Health Care Providers & Services	4.1	4.2
Internet Software & Services	3.8	4.2
Aerospace & Defense	3.8	2.3
IT Services	3.6	3.7
Containers & Packaging	3.2	3.3
Auto Components	3.1	3.2
Tobacco	2.4	2.5
Textiles, Apparel & Luxury Goods	2.3	2.5
Leisure Equipment & Products	2.1	2.1
Computers & Peripherals	2.0	2.0
Software	2.0	2.1
Media	2.0	1.6
Energy Equipment & Services	1.9	2.4
Specialty Retail	1.9	2.0
Communications Equipment	1.8	1.9
Air Freight & Logistics	1.6	1.5
Trading Companies & Distributors	1.6	1.8
Food Products	1.4	1.4
Chemicals	1.4	1.4
Food & Staples Retailing	1.3	1.4
Beverages	1.3	1.2
Oil, Gas & Consumable Fuels	1.0	1.1
Hotels, Restaurants & Leisure	1.0	1.1
Internet & Catalog Retail	0.9	1.0
Other (1)	6.4	6.0
	100.0%	100.0%
___________________________
(1)Includes various industries with each industry individually representing less than 1.0% of the total combined LMM, Private Loan and Middle Market portfolio investments at each date.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Fair Value:	March 31, 2026	December 31, 2025
Machinery	10.2%	10.2%
Construction & Engineering	7.6	6.5
Electrical Equipment	6.8	5.9
Diversified Consumer Services	5.8	6.1
Distributors	5.4	5.5
Professional Services	5.1	5.2
Commercial Services & Supplies	4.5	5.9
IT Services	3.8	3.8
Computers & Peripherals	3.7	3.6
Health Care Providers & Services	3.7	3.8
Aerospace & Defense	3.4	2.0
Containers & Packaging	3.3	3.4
Internet Software & Services	3.1	3.4
Auto Components	3.0	3.0
Tobacco	2.5	2.6
Specialty Retail	2.3	2.4
Software	2.2	2.2
Media	2.0	1.6
Energy Equipment & Services	1.9	2.5
Textiles, Apparel & Luxury Goods	1.8	1.9
Communications Equipment	1.6	1.7
Air Freight & Logistics	1.5	1.3
Leisure Equipment & Products	1.4	1.4
Trading Companies & Distributors	1.4	1.6
Chemicals	1.2	1.3
Beverages	1.1	1.1
Food & Staples Retailing	1.0	1.1
Food Products	1.0	1.1
Oil, Gas & Consumable Fuels	0.9	1.0
Other (1)	6.8	6.9
	100.0%	100.0%
___________________________
(1)Includes various industries with each industry individually representing less than 1.0% of the total combined LMM, Private Loan and Middle Market portfolio investments at each date.
As of March 31, 2026 and December 31, 2025, Main Street had no portfolio investment that was greater than 10% of the Investment Portfolio at fair value.

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
As of March 31, 2026 and December 31, 2025, Main Street had no single investment that qualified as a significant subsidiary under either the investment or income tests.
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
As described more fully in Note L — Related Party Transactions, the External Investment Manager also serves as the investment adviser and administrator to MS Private Loan Fund I, LP (“Private Loan Fund I”) and MS Private Loan Fund II, LP (“Private Loan Fund II”), each a private investment fund with a strategy to co-invest with Main Street in Private Loan portfolio investments. The External Investment Manager entered into investment management agreements in December 2020 with Private Loan Fund I and in September 2023 with Private Loan Fund II, pursuant to which the External Investment Manager provides investment advisory and management services to each fund in exchange for an asset-based fee and certain incentive fees. The External Investment Manager may also advise other clients, including funds and separately managed accounts, pursuant to advisory and services agreements with such clients in exchange for asset-based and incentive fees.

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
Main Street shares employees with the External Investment Manager and allocates costs related to such shared employees to the External Investment Manager generally based on a combination of the direct time spent, new investment activities and assets under management, depending on the nature of the expense. The total contribution of the External Investment Manager to Main Street’s net investment income consists of the combination of the expenses allocated to the External Investment Manager and the dividend income earned from the External Investment Manager. For the three months ended March 31, 2026 and 2025, the total contribution to Main Street’s net investment income was $8.3 million and $7.8 million, respectively.
Summarized financial information from the separate financial statements of the External Investment Manager as of March 31, 2026 and December 31, 2025 and for the three months ended March 31, 2026 and 2025 is as follows:

	As of March 31, 2026	As of December 31, 2025

	(in thousands)
Accounts receivable - advisory clients (1)	$11,319	$11,415
Intangible asset	29,500	29,500
Total assets	$40,819	$40,915

Accounts payable to MSCC and its subsidiaries	$8,450	$8,734
Dividend payable to MSCC and its subsidiaries	2,869	2,681
Equity	29,500	29,500
Total liabilities and equity	$40,819	$40,915

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Management fee income	$6,071	$5,752
Incentive fees (1)	4,003	2,690
Administrative services fees	186	174
Total revenues before waivers	10,260	8,616
Waiver of incentive fees	(985)	—
Total revenues, net of incentive fee waivers	9,275	8,616
Expenses allocated from MSCC or its subsidiaries:
Salaries, share-based compensation and other personnel costs	(4,571)	(4,551)
Other G&A expenses	(895)	(785)
Total allocated expenses	(5,466)	(5,336)
Other direct G&A expenses	(10)	(38)
Total expenses	(5,476)	(5,374)
Net income before taxes	3,799	3,242
Tax expense	(930)	(748)
Net income	$2,869	$2,494
___________________________
(1)As of March 31, 2026 and December 31, 2025, MSC Income had an expense accrual of $2.1 million and $2.8 million, respectively, of incentive fees on capital gains to the External Investment Manager. MSC Income accrued $2.8 million of incentive fees on capital gains in the fourth quarter of 2025, of which $0.6 million was reversed in the first quarter of 2026. However, no capital gains incentive fees were contractually payable to the External Investment Manager as of March 31, 2026 and as a result no income accrual was recorded by the External Investment Manager during any period.

NOTE E — DEBT
A summary of Main Street’s debt as of March 31, 2026 is as follows:

	Outstanding Balance	Unamortized Debt Issuance Premiums (Costs) (1)	Recorded Value	Estimated Fair Value (2)

	(in thousands)
Corporate Facility	$119,000	$—	$119,000	$119,000
SPV Facility	267,000	—	267,000	267,000
March 2029 Notes	550,000	1,015	551,015	565,873
July 2026 Notes	500,000	(154)	499,846	497,190
June 2027 Notes	400,000	(359)	399,641	404,012
August 2028 Notes	350,000	(1,813)	348,187	348,464
SBIC debentures	350,000	(5,113)	344,887	306,177
Total Debt	$2,536,000	$(6,424)	$2,529,576	$2,507,716
___________________________
(1)The unamortized debt issuance costs for the Credit Facilities are reflected as Deferred financing costs on the Consolidated Balance Sheets. The unamortized debt issuance costs related to the July 2026 Notes, June 2027 Notes, August 2028 Notes and SBIC debentures are reflected as contra-liabilities on the Consolidated Balance Sheets, while the unamortized debt issuance premium related to the March 2029 Notes is reflected as an addition to the carrying value on the Consolidated Balance Sheets.

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
___________________________
(1)The unamortized debt issuance costs for the Credit Facilities are reflected as Deferred financing costs on the Consolidated Balance Sheets, while the unamortized debt issuance costs related to the July 2026 Notes, June 2027 Notes, August 2028 Notes, March 2029 Notes and SBIC debentures are reflected as contra-liabilities on the Consolidated Balance Sheets.
(2)Estimated fair value for outstanding debt is shown as if Main Street had adopted the fair value option under ASC 825. See discussion of the methods used to estimate the fair value of Main Street’s debt in Note B.12. — Summary of Significant Accounting Policies — Fair Value of Financial Instruments.
A summary of Main Street’s interest expense for the three months ended March 31, 2026 and 2025 is as follows:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Corporate Facility	$5,892	$4,455
SPV Facility	3,423	3,816
March 2029 Notes	6,261	6,261
July 2026 Notes	3,882	3,882
June 2027 Notes	6,572	6,572
August 2028 Notes	4,916	—
SBIC debentures	3,097	3,151
December 2025 Notes	—	3,031
Total Interest Expense	$34,043	$31,168

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

A summary of Main Street’s weighted-average amount of total borrowings outstanding and overall weighted-average effective interest rate including amortization of debt issuance costs, original issuance discounts and premiums and fees on unused lender commitments for the three months ended March 31, 2026 and 2025 is as follows:

	Three Months Ended March 31,
	2026	2025

	(dollars in millions)
Weighted-average borrowings outstanding	$2,487.4	$2,150.4
Weighted-average effective interest rate	5.5%	5.8%
Corporate Facility
Main Street maintains a multi-year revolving credit facility (the “Corporate Facility”) to provide additional liquidity to support its investment and operational activities. In February 2026, Main Street expanded the total commitments under the Corporate Facility by $30.0 million to $1.175 billion.
As of March 31, 2026, the Corporate Facility included (i) total commitments of $1.175 billion from a diversified group of 18 lenders, (ii) an accordion feature with the right to request an increase in commitments under the facility from new and existing lenders on the same terms and conditions as the existing commitments up to a total of $1.718 billion and (iii) a revolving period through April 2029 and a final maturity date in April 2030.
As of March 31, 2026, borrowings under the Corporate Facility bore interest, subject to Main Street’s election and resetting on a monthly basis on the first of each month, at a rate equal to the applicable SOFR plus a credit spread adjustment of 0.10% plus 1.775% (or 1.65% after satisfying certain step-down conditions in the future). Main Street pays unused commitment fees of 0.25% on the unused lender commitments under the Corporate Facility. The Corporate Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the equity ownership and assets of the Funds, the Structured Subsidiaries and the External Investment Manager. In connection with the Corporate Facility, MSCC has made customary representations and warranties and is subject to certain leverage and borrowing base limitations, covenants, reporting and other requirements customary for similar credit facilities.
As of March 31, 2026, the interest rate for borrowings on the Corporate Facility was 5.5%. The average interest rate for borrowings under the Corporate Facility was 5.6% and 6.3% for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, Main Street was in compliance with all financial covenants of the Corporate Facility.
SPV Facility
Main Street, through MSCC Funding I, LLC (“MSCC Funding”), a wholly-owned Structured Subsidiary that primarily holds debt investments, maintains a special purpose vehicle revolving credit facility (the “SPV Facility” and, together with the Corporate Facility, the “Credit Facilities”) to finance its investment and operational activities.
As of March 31, 2026, the SPV Facility included (i) total commitments of $600.0 million from a diversified group of six lenders, (ii) an accordion feature providing MSCC Funding with the right to request increases in commitments under the facility, subject to the satisfaction of various conditions, from new and existing lenders on the same terms and conditions as the existing commitments to up to a total of $800.0 million and (iii) a revolving period through September 2028 and a final maturity date in September 2030. Advances under the SPV Facility bear interest at a rate equal to the applicable SOFR in effect, plus an applicable margin of 1.95% during the revolving period and 2.075% and 2.20% during the first and second years thereafter, respectively. MSCC Funding pays a commitment fee of 0.40% on the unused lender commitments up to 50% of the total lender commitments and 0.75% on the unused lender commitments greater than 50% of the total lender commitments. The SPV Facility is secured by a first lien on the assets of MSCC Funding and its subsidiaries. In connection with the SPV Facility, MSCC Funding has made customary representations and warranties and is subject to certain leverage and borrowing base limitations, covenants, reporting and other requirements customary for similar credit facilities.
As of March 31, 2026, the interest rate for borrowings on the SPV Facility was 5.6%. The average interest rate for borrowings under the SPV Facility was 5.6% and 6.7% for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, MSCC Funding was in compliance with all financial covenants of the SPV Facility.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

MSCC Funding’s balance sheets as of March 31, 2026 and December 31, 2025 are as follows:
Balance Sheets
(in thousands)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Investments at fair value:
Control investments (cost: $13,840 as of both March 31, 2026 and December 31, 2025)	$2,940	$12,128
Non-Control investments (cost: $496,094 and $335,114 as of March 31, 2026 and December 31, 2025, respectively)	490,857	331,965
Total investments (cost: $509,934 and $348,954 as of March 31, 2026 and December 31, 2025, respectively)	493,797	344,093
Cash and cash equivalents	9,835	6,375
Interest and dividend receivable and other assets	3,044	2,149
Accounts receivable from MSCC and its subsidiaries	397	—
Deferred financing costs (net of accumulated amortization of $3,684 and $3,314 as of March 31, 2026 and December 31, 2025, respectively)	6,714	7,084
Total assets	$513,787	$359,701
LIABILITIES
SPV Facility	$267,000	$86,000
Accounts payable and other liabilities to affiliates	—	42
Interest payable	1,416	695
Total liabilities	268,416	86,737
NET ASSETS
Contributed capital	173,319	197,064
Total undistributed earnings	72,052	75,900
Total net assets	245,371	272,964
Total liabilities and net assets	$513,787	$359,701

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

MSCC Funding’s statements of operations for the three months ended March 31, 2026 and 2025 are as follows:
Statements of Operations
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
INVESTMENT INCOME:
Interest, dividend and fee income:
Non‑Control/Non‑Affiliate investments	$11,368	$10,598
Total investment income	11,368	10,598
EXPENSES:
Interest	(3,423)	(3,816)
Management fee to MSCC	(500)	(290)
General and administrative	(18)	(69)
Total expenses	(3,941)	(4,175)
NET INVESTMENT INCOME	7,427	6,423
NET UNREALIZED APPRECIATION (DEPRECIATION):
Control investments	(9,187)	—
Non‑Control/Non‑Affiliate investments	(2,088)	63
Total net unrealized appreciation (depreciation)	(11,275)	63
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(3,848)	$6,486

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

March 2029 Notes
In January 2024, Main Street issued $350.0 million in aggregate principal amount of 6.95% unsecured notes due March 1, 2029 (the “March 2029 Notes”) at an issue price of 99.865%. Subsequently, in March 2026, Main Street issued an additional $200.0 million in aggregate principal amount of the March 2029 Notes at a public offering price of 102.061% resulting in a yield-to-maturity of 6.164% on such issuance. The March 2029 Notes issued in March 2026 have identical terms as, and are a part of a single series with, the March 2029 Notes issued in January 2024. The $550.0 million of outstanding March 2029 Notes bear interest at 6.95% per year, payable semiannually on March 1 and September 1 of each year, with a yield-to-maturity of 6.68% as of March 31, 2026. The March 2029 Notes are unsecured obligations and rank pari passu with Main Street’s current and future unsecured indebtedness. The March 2029 Notes may be redeemed in whole or in part at any time at Main Street’s option subject to certain make-whole provisions.
As of March 31, 2026, Main Street was in compliance with all covenants and other requirements of the March 2029 Notes.
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
As of March 31, 2026, Main Street was in compliance with all covenants and other requirements of the July 2026 Notes.
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
As of March 31, 2026, Main Street was in compliance with all covenants and other requirements of the June 2027 Notes.
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
As of March 31, 2026, Main Street was in compliance with all covenants and other requirements of the August 2028 Notes.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

SBIC Debentures
Under existing SBIC regulations, SBA-approved SBICs under common control have the ability to issue debentures guaranteed by the SBA up to a regulatory maximum amount of $350.0 million. Under existing SBA-approved commitments, Main Street, through the Funds, had $350.0 million of outstanding SBIC debentures as of both March 31, 2026 and December 31, 2025. SBIC debentures provide for interest to be paid semiannually, with principal due at the applicable 10-year maturity date of each debenture. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. The weighted-average annual interest rate on the SBIC debentures was 3.3% as of both March 31, 2026 and December 31, 2025. The first principal maturity due under the existing SBIC debentures is in 2027, and the weighted-average remaining duration as of March 31, 2026 was 4.4 years. In accordance with SBIC regulations, the Funds are precluded from incurring additional non-SBIC debt without the prior approval of the SBA. Main Street expects to maintain SBIC debentures under the SBIC program in the future, subject to periodic repayments and borrowings, in an amount up to the regulatory maximum amount for affiliated SBIC funds.
As of March 31, 2026, the SBIC debentures consisted of (i) $175.0 million par value of SBIC debentures issued by MSMF, with a recorded value of $171.1 million net of unamortized debt issuance costs of $3.9 million, and (ii) $175.0 million par value of SBIC debentures issued by MSC III, with a recorded value of $173.8 million net of unamortized debt issuance costs of $1.2 million.
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

NOTE F — FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights of Main Street for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
Per Share Data:	2026	2025
NAV as of the beginning of the period	$33.33	$31.65
Net investment income (1)	0.93	0.97
Net realized gain (loss) (1)(2)	0.20	(0.33)
Net unrealized appreciation (depreciation) (1)(2)	(0.56)	0.71
Income tax provision on net realized gain (loss) and net unrealized appreciation (depreciation) (1)(2)	(0.03)	(0.04)
Net increase in net assets resulting from operations (1)	0.54	1.31
Dividends paid from net investment income	(1.08)	(1.05)
Dividends paid (3)	(1.08)	(1.05)
Accretive effect of stock offerings (issuing shares above NAV per share)	0.59	0.03
Accretive effect of DRIP issuance (issuing shares above NAV per share)	0.05	0.05
Other (4)	0.03	0.04
NAV as of the end of the period	$33.46	$32.03
Market value as of the end of the period	$52.96	$56.56
Shares outstanding as of the end of the period	92,462,273	88,659,597
___________________________
(1)Based on weighted-average number of common shares outstanding for the period.
(2)Net realized gains or losses, net unrealized appreciation or depreciation and the related income tax provision or benefit can fluctuate significantly from period to period.
(3)MSCC’s taxable income for each period is an estimate and will not be finally determined until MSCC files its tax return for each year. As a result, the tax character of MSCC’s dividends and distributions for each period is also an estimate. Therefore, the final tax character of MSCC’s dividends and distributions may be different than this estimate.
(4)Includes the impact of the different share amounts as a result of calculating certain per share data based on the weighted-average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

	Three Months Ended March 31,
	2026	2025

	(dollars in thousands)
NAV as of the end of the period	$3,093,644	$2,840,133
Average NAV	$3,043,769	$2,818,986
Average outstanding debt	$2,495,500	$2,181,500

Ratios to average NAV:
Ratio of total expenses, including tax expenses, to average NAV (1)(2)	1.92%	1.94%
Ratio of operating expenses to average NAV (2)(3)	1.72%	1.68%
Ratio of operating expenses, excluding interest expense, to average NAV (2)(3)	0.60%	0.57%
Ratio of net investment income to average NAV (2)	2.78%	3.05%
Portfolio turnover ratio (2)	3.64%	3.29%
Total investment return (2)(4)	(10.64)%	(1.69)%
Total return based on change in NAV (2)(5)	1.64%	4.15%
___________________________
(1)Total expenses are the sum of operating expenses and all tax expenses.
(2)Not annualized.
(3)Unless otherwise noted, operating expenses include interest, compensation, general and administrative and share-based compensation expenses, net of expenses allocated to the External Investment Manager of $5.5 million and $5.3 million for the three months ended March 31, 2026 and 2025, respectively.
(4)Total investment return is based on the purchase of stock at the current market price on the first day and a sale at the current market price on the last day of each period reported on the table and assumes reinvestment of dividends at prices obtained by Main Street’s DRIP (as defined below) during the period. The return does not reflect any sales load that may be paid by an investor.
(5)Total return based on change in NAV was calculated using the sum of ending NAV plus dividends to stockholders and other non-operating changes during the period, divided by the beginning NAV. Non-operating changes include any items that affect NAV other than the net increase in net assets resulting from operations, such as the effects of stock offerings, shares issued under the DRIP and equity incentive compensation plans and other miscellaneous items.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

NOTE G — DIVIDENDS, DISTRIBUTIONS AND TAXABLE INCOME
Main Street currently pays regular monthly dividends to its stockholders and periodically pays supplemental dividends to its stockholders. Future dividends, if any, will be determined by its Board of Directors on a quarterly basis.
A summary of dividends paid for the three months ended March 31, 2026 and 2025 is as follows:

	Three Months Ended March 31,
	2026	2025

	(in thousands, except per share amounts)
Regular monthly dividends per share	$0.78	$0.75
Supplemental dividends per share	0.30	0.30
Total dividends per share	$1.08	$1.05

Total regular monthly dividends	$70,383	$66,508
Total supplemental dividends	27,731	26,639
Total dividends	$98,114	$93,147
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

A reconciliation of “Net increase in net assets resulting from operations” to taxable income and to total distributions declared to common stockholders for the three months ended March 31, 2026 and 2025 is as follows:

	Three Months Ended March 31,
	2026	2025

	(estimated, in thousands)
Net increase in net assets resulting from operations	$48,981	$116,082
Book-tax difference from share-based compensation expense	5,105	4,842
Net unrealized (appreciation) depreciation	50,599	(63,190)
Income tax provision	6,236	7,373
Pre-tax book income not consolidated for tax purposes	(28,080)	(14,078)
Book income and tax income differences, including debt origination, structuring fees, dividends, realized gains and changes in estimates	5,624	47,082
Estimated taxable income (1)	88,465	98,111
Taxable income earned in prior year and carried forward for distribution in current year	80,058	120,488
Taxable income earned prior to period end and carried forward for distribution next period	(93,767)	(147,552)
Dividend payable as of period end and paid in the following period	24,126	22,165
Total distributions accrued or paid to common stockholders	$98,882	$93,212
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

The income tax provision for Main Street is generally composed of (i) deferred tax expense, which is primarily the result of the net activity relating to the portfolio investments held in the Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation or depreciation and other temporary book tax differences, and (ii) current tax expense, which is primarily the result of current U.S. federal income and state taxes relating to net currently taxable activity relating to the portfolio investments held in the Taxable Subsidiaries and excise taxes on Main Street’s estimated undistributed taxable income. The income tax expense, or benefit, and the related tax assets and liabilities generated by the Taxable Subsidiaries, if any, are reflected in Main Street’s Consolidated Statements of Operations. Main Street’s provision for income taxes was comprised of the following for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Net investment income taxes
Current tax expense:
Federal	$—	$164
State and other	455	660
Excise	381	1,341
Total current tax expense	836	2,165

Deferred tax expense (benefit):
Federal	3,627	1,894
State and other	(1,199)	(146)
Total deferred tax expense	2,428	1,748

Total net investment income tax provision	$3,264	$3,913

Investment valuation related taxes
Current tax expense:
Federal	$1,443	$321
Total current tax expense	1,443	321

Deferred tax expense (benefit):
Federal	1,103	3,271
State and other	426	(132)
Total deferred tax expense	1,529	3,139

Total investment valuation related income tax provision	$2,972	$3,460

Total income tax provision	$6,236	$7,373
The net deferred tax liability as of March 31, 2026 and December 31, 2025 was $112.9 million and $109.0 million, respectively, with the change primarily related to changes in net unrealized appreciation or depreciation, changes in loss carryforwards and other temporary book-tax differences relating to portfolio investments held by the Taxable Subsidiaries. As of March 31, 2026, for U.S. federal income tax purposes, the Taxable Subsidiaries had a net operating loss carryforward, which is not subject to expiration and will carryforward indefinitely until utilized. Additionally, the Taxable Subsidiaries have interest expense limitation carryforwards which have an indefinite carryforward period. In addition, as of March 31, 2026, for U.S. federal income tax purposes, MSCC had net capital loss carryforwards totaling $75.1 million available to offset future capital gains at the RIC level in any taxable year, to the extent available and permitted by U.S. federal income tax law, which are not subject to expiration as long as MSCC maintains its RIC status.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

NOTE H — COMMON STOCK
Main Street maintains a program with certain selling agents through which it can sell up to 20,000,000 shares of its common stock by means of at-the-market offerings from time to time (the “ATM Program”). During the three months ended March 31, 2026, Main Street sold 2,428,582 shares of its common stock at a weighted-average price of $55.85 per share and raised $135.6 million of gross proceeds under the ATM Program, or net proceeds of $134.1 million after commissions to the selling agents on shares sold and offering costs. As of March 31, 2026, sales transactions representing 7,618 shares had not settled and thus were not issued and not included in shares issued and outstanding on the face of the Consolidated Balance Sheets, but are included as outstanding on the Consolidated Statement of Changes in Net Assets, in the weighted-average shares outstanding in the Consolidated Statements of Operations and in the shares used to calculate the NAV per share. As of March 31, 2026, 17,102,357 shares remained available for sale under the ATM Program.
During the year ended December 31, 2025, Main Street sold 540,423 shares of its common stock at a weighted-average price of $59.01 per share and raised $31.9 million of gross proceeds under the ATM Program. Net proceeds were $31.3 million after commissions to the selling agents on shares sold and offering costs.
NOTE I — DIVIDEND REINVESTMENT PLAN
The dividend reinvestment feature of Main Street’s dividend reinvestment plan (the “DRIP”) provides for the reinvestment of dividends on behalf of its stockholders, unless a stockholder has elected to receive dividends in cash. As a result, if Main Street declares a cash dividend, its stockholders who have not “opted out” of the DRIP by the dividend record date will have their cash dividend automatically reinvested into additional shares of Main Street common stock. The share requirements of the DRIP may be satisfied through the issuance of shares of common stock or through open market purchases of common stock by the DRIP plan administrator. Newly issued shares will be valued based upon the final closing price of Main Street’s common stock on the valuation date determined for each dividend by Main Street’s Board of Directors. Shares purchased in the open market to satisfy the DRIP requirements will be valued based upon the average price of the applicable shares purchased, before any associated brokerage or other costs. Main Street’s DRIP is administered by its transfer agent on behalf of Main Street’s record holders and participating brokerage firms. Brokerage firms and other financial intermediaries may decide not to participate in Main Street’s DRIP but may provide a similar dividend reinvestment plan for their clients.
Summarized DRIP information for the three months ended March 31, 2026 and 2025 is as follows:

	Three Months Ended March 31,
	2026	2025

	(dollars in thousands)
DRIP participation	$9,961	$9,087
Shares issued for DRIP	173,523	156,749

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
Main Street’s Board of Directors approves the issuance of shares of restricted stock to Main Street employees pursuant to the Main Street Capital Corporation 2022 Equity and Incentive Plan (the “Equity and Incentive Plan”). These shares generally vest over a three-year or five-year period from the grant date. The fair value is expensed over the service period, starting on the grant date. A summary of the restricted stock issuances approved by Main Street’s Board of Directors under the Equity and Incentive Plan, net of shares forfeited, if any, and the remaining shares of restricted stock available for issuance as of March 31, 2026, is as follows:

Restricted stock authorized under the plan	5,000,000
Less net restricted stock granted	(1,490,034)
Restricted stock available for issuance as of March 31, 2026	3,509,966

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Main Street’s Board of Directors approves the issuance of shares of restricted stock to Main Street non-employee directors pursuant to the Main Street Capital Corporation 2022 Non-Employee Director Restricted Stock Plan. These shares are granted upon appointment or election of non-employee directors to the board and vest on the day immediately preceding the annual meeting of stockholders following the respective grant date and are expensed over such service period. A summary of the restricted stock issuances approved by Main Street’s Board of Directors under the 2022 Non-Employee Director Restricted Stock Plan, net of shares forfeited, if any, and the remaining shares of restricted stock available for issuance as of March 31, 2026, is as follows:

Restricted stock authorized under the plan	300,000
Less net restricted stock granted	(14,455)
Restricted stock available for issuance as of March 31, 2026	285,545
For the three months ended March 31, 2026 and 2025, Main Street recognized total share-based compensation expense of $5.1 million and $4.8 million, respectively, related to the restricted stock issued to Main Street employees and non-employee directors.
Summarized restricted stock award activity for the three months ended March 31, 2026 is as follows:

	Three Months Ended March 31, 2026
	Number	Weighted-Average Grant-Date Fair Value
Restricted Stock Awards:	of Shares	(per share)
Non-vested, December 31, 2025	995,208	$50.15
Granted (1)	23,880	58.62
Vested (1)(2)	—	—
Forfeited	(8,485)	50.75
Non-vested, March 31, 2026	1,010,603	$50.35
Aggregate intrinsic value as of March 31, 2026 (in thousands) (3)	$53,522
___________________________
(1)Restricted shares generally vest over a three-year or five-year period from the grant date (as noted above).
(2)No restricted shares vested during the three months ended March 31, 2026.
(3)Aggregate intrinsic value is the product of total non-vested restricted shares as of March 31, 2026 and $52.96 per share, the closing price of Main Street’s common stock on March 31, 2026.
As of March 31, 2026, there was $30.0 million of total unrecognized compensation expense related to Main Street’s non-vested restricted shares. This compensation expense is expected to be recognized over a remaining weighted-average period of 2.5 years as of March 31, 2026.
NOTE K — COMMITMENTS AND CONTINGENCIES
As of March 31, 2026, Main Street had the following outstanding commitments (in thousands):

Investments with equity capital commitments that have not yet funded:	Amount

Brightwood Capital Fund Investments
Brightwood Capital Fund V, LP	$100
Brightwood Capital Fund III, LP	65
165

EnCap Equity - Fund XII, LP	3,691

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Harris Preston Fund Investments
HPEP 4, L.P.	4,456
HPEP 3, L.P.	1,308
423 AER II, LP	147
2717 HPP-MS, LP	44
5,955

MS Private Loan Fund II, LP	4,500

UnionRock Energy Fund Investments
UnionRock Energy Fund III, LP	4,409
UnionRock Energy Fund II, LP	2,680
7,089

Total Equity Commitments (1)(2)	$21,400

Investments with commitments to fund revolving loans that have not been fully drawn or term loans with additional commitments not yet funded:

Royal Cup Inc.	$71,955
CRC Evans USA Bidco, Inc.	38,167
MSC Income Fund, Inc.	30,000
Mission Critical Group	24,343
TEC Services, LLC	16,167
Creative Foam Corporation	15,375
Auria Space, LLC	11,401
MS Private Loan Fund II, LP	10,000
Core Transformers	9,404
Airo Purchaser, Inc.	7,884
Richardson Sales Solutions	7,806
MS Private Loan Fund I, LP	7,700
South Coast Terminals Holdings, LLC	7,160
AVEX Aviation Holdings, LLC	6,309
AGS American Glass Services Acquisition, LLC	5,360
ZRG Partners, LLC	5,307
SI East, LLC	5,250
Kennedy Fab HoldCo, LLC	5,000
PavCon LLC	4,650
Electro Technical Industries, LLC	4,588
Direct Marketing Solutions, Inc.	4,250
Cody Pools, Inc.	4,214
GradeEight Corp.	4,113
Hawk Ridge Systems, LLC	4,105
Chamberlin Holding LLC	4,000
CGMS Parent LLC	4,000
Infinity X1 Holdings, LLC	4,000
UBM AcquireCo LLC	4,000
Microbe Formulas, LLC	3,601
Channel Partners Intermediateco, LLC	3,521
IG Investor, LLC	3,200

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Garyline, LLC	3,029
Rug Doctor, LLC.	2,804
Career Team Holdings, LLC	2,700
Winter Services LLC	2,622
Nearshore AcquireCo, LLC	2,500
IG Parent Corporation	2,500
MCT Purchaserco Holding Inc.	2,447
Centre Technologies Holdings, LLC	2,400
CQ Fluency, LLC	2,250
Titan Meter Midco Corp.	2,159
Revenue Recovery Holdings, LLC	2,000
Gulf Manufacturing, LLC	2,000
Coregistics Buyer LLC	1,908
CenterPeak Holdings, LLC	1,800
SPAU Holdings, LLC	1,725
Pinnacle TopCo, LLC	1,600
Colonial Electric Company LLC	1,600
Insight Borrower Corporation	1,441
KMS, LLC	1,411
Escalent, Inc.	1,326
Victory Energy Operations, LLC	1,292
Clad-Rex Steel, LLC	1,200
ITA Holdings Group, LLC	1,180
B-O-F Corporation	1,161
American Health Staffing Group, Inc.	1,000
RFG AcquireCo, LLC	1,000
Behavior Development Group Holdings	900
Bond Brand Loyalty ULC	856
Computer Data Source, LLC	742
ATS Operating, LLC	720
Jensen Jewelers of Idaho, LLC	500
ArborWorks, LLC	351
Roof Opco, LLC	311
GULF PACIFIC ACQUISITION, LLC	252
Mini Melts of America, LLC	184
Wash & Wax Systems LLC	161
Implus Footcare, LLC	156
Obra Capital, Inc.	148
Bluestem Brands, Inc.	86

Total Loan Commitments	$391,252

Total Commitments	$412,652
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
(Unaudited)

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
Main Street will fund its unfunded commitments from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under the Credit Facilities). Main Street follows a process to manage its liquidity and ensure that it has available capital to fund its unfunded commitments as necessary. The Company had no unrealized appreciation or depreciation on the outstanding unfunded commitments as of March 31, 2026.
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
NOTE L — RELATED PARTY TRANSACTIONS
As discussed further in Note D — External Investment Manager, the External Investment Manager is treated as a wholly-owned portfolio company of Main Street and is included as part of Main Street’s Investment Portfolio. As of March 31, 2026, Main Street had a receivable of $11.3 million due from the External Investment Manager, which included (i) $8.5 million related primarily to operating expenses incurred by Main Street as required to support the External Investment Manager’s business and amounts due from the External Investment Manager to Main Street under a tax sharing agreement (see further discussion in Note D — External Investment Manager) and (ii) $2.9 million of dividends declared but not paid by the External Investment Manager. MSCC has entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for the External Investment Manager’s relationship with MSC Income and its other clients (see further discussion in Note A.1. — Organization and Basis of Presentation — Organization and Note D — External Investment Manager).
From time to time, Main Street may make investments in clients of the External Investment Manager in the form of debt or equity capital on terms approved by Main Street’s Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act, of Main Street.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

In January 2025, MSC Income completed a follow-on public offering of its common stock and listing on the New York Stock Exchange (the “MSIF Public Offering”). In connection with the MSIF Public Offering, Main Street entered into a share purchase plan (the “MSIF Purchase Plan”) to purchase up to $20.0 million in the aggregate of shares of MSC Income common stock in the open market for a twelve-month period beginning in March 2025, at times when the market price per share of MSC Income common stock traded below the most recently reported NAV per share of MSC Income’s common stock by certain pre-determined levels (including any updates, corrections or adjustments publicly announced by MSC Income to any previously announced NAV per share). The purchases of shares of MSC Income common stock pursuant to the MSIF Purchase Plan were intended to satisfy the conditions of Rule 10b5-1 and Rule 10b-18 under the Exchange Act and were otherwise subject to applicable law, including Regulation M, which may prohibit purchases under certain circumstances. MSC Income also entered into a share repurchase plan to purchase up to $65.0 million in the aggregate of its common stock in the open market with terms and conditions substantially similar to Main Street’s MSIF Purchase Plan for shares of MSC Income common stock, and daily purchases under the two plans were split pro rata (or as close thereto as reasonably possible) between Main Street and MSC Income based on the respective plan sizes. In connection with Main Street’s potential acquisition in excess of 3% of MSC Income’s outstanding shares of common stock as a result of any purchases pursuant to Main Street’s MSIF Purchase Plan for shares of MSC Income common stock or otherwise, Main Street entered into a Fund of Funds Investment Agreement with MSC Income. The Fund of Funds Investment Agreement provides for the acquisition by Main Street of MSC Income’s shares of common stock, and MSC Income’s sale of such shares to Main Street, in a manner consistent with the requirements of Rule 12d1-4 under the 1940 Act. Each of the MSIF Purchase Plan and MSC Income’s repurchase plan expired in March 2026 in accordance with their respective terms.
A summary of Main Street’s purchases of shares of MSC Income’s common stock, each of which was purchased pursuant to the MSIF Purchase Plan, during the three months ended March 31, 2026 is as follows:

Period	Total number of shares purchased	Average price paid per share (1)	Total cost (1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

	(in thousands, except shares and per share amounts)
January 1 through January 31, 2026	49,261	$13.36	$658	49,261	$15,766
February 1 through February 28, 2026	134,278	12.70	1,705	134,278	14,063
March 1 through March 31, 2026 (2)	199,046	12.90	2,567	199,046	—
___________________________
(1)Includes broker commissions.
(2)The MSIF Purchase Plan expired on March 31, 2026; upon expiration, $11.5 million of the total $20.0 million amount authorized to be purchased under the MSIF Purchase Plan expired without being utilized.
As of March 31, 2026, Main Street owned 2,025,220 shares of MSC Income’s common stock. Each of Main Street’s purchases of MSC Income common stock, either individually or through approval of the MSIF Purchase Plan, was unanimously approved by the Board of Directors and MSC Income’s board of directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act, of Main Street, MSC Income or the External Investment Manager. In addition, certain of Main Street’s officers and employees own shares of MSC Income and therefore have direct pecuniary interests in MSC Income.
In the first quarter of 2026, Main Street provided MSC Income with a revolving line of credit pursuant to an Unsecured Revolving Promissory Note (as amended, restated or otherwise modified, the “MSIF Note”), which currently provides for borrowings up to $30.0 million. Borrowings under the MSIF Note bear interest at a rate of SOFR plus 4.5%, subject to a 2.0% SOFR floor and mature in December 2029. Available borrowings under the MSIF Note are subject to a 0.25% non-use fee. The borrowings under the MSIF Note are unsecured. The MSIF Note was unanimously approved by the Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act, of Main Street. As of March 31, 2026, there were no borrowings outstanding under the MSIF Note.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

In December 2020, the External Investment Manager entered into an investment management agreement with Private Loan Fund I to provide investment advisory and management services in exchange for an asset-based fee and certain incentive fees. Private Loan Fund I is a private investment fund exempt from registration under the 1940 Act that co-invests with Main Street in Main Street’s Private Loan investment strategy. In connection with Private Loan Fund I’s initial closing in December 2020, Main Street committed to contribute up to $10.0 million as a limited partner and is entitled to distributions on such interest. In February 2022, Main Street increased its total commitment to Private Loan Fund I from $10.0 million to $15.0 million. In addition, certain of Main Street’s officers and employees (and certain of their immediate family members) have made capital commitments to Private Loan Fund I as limited partners and therefore have direct pecuniary interests in Private Loan Fund I. As of March 31, 2026, Main Street had funded the entire $15.0 million of its limited partner commitment. Main Street’s limited partner commitment to Private Loan Fund I was unanimously approved by the Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act, of Main Street.
In March 2022, Main Street provided Private Loan Fund I with a revolving line of credit pursuant to a Secured Revolving Promissory Note (as amended, restated or otherwise modified, the “PL Fund 2022 Note”), which currently provides for borrowings up to $20.0 million. Borrowings under the PL Fund 2022 Note bear interest at a rate of SOFR plus 3.0%, subject to a 2.0% SOFR floor, can be advanced through March 2031 and mature in March 2031. Available borrowings under the PL Fund 2022 Note are subject to a 0.25% non-use fee. The borrowings under the PL Fund 2022 Note are collateralized by all assets of Private Loan Fund I (other than the assets of its special purpose vehicle financing subsidiary). The PL Fund 2022 Note was unanimously approved by Main Street’s Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act, of Main Street. As of March 31, 2026, there were $12.3 million of borrowings outstanding under the PL Fund 2022 Note.
In September 2023, the External Investment Manager entered into an investment management agreement with Private Loan Fund II to provide investment advisory and management services in exchange for an asset-based fee and certain incentive fees. Private Loan Fund II is a private investment fund exempt from registration under the 1940 Act that co-invests with Main Street in Main Street’s Private Loan investment strategy. In connection with Private Loan Fund II’s initial closing in September 2023, Main Street committed to contribute up to $15.0 million (limited to 20% of total commitments) as a limited partner and is entitled to distributions on such interest. In addition, certain of Main Street’s officers and employees (and certain of their immediate family members) have made capital commitments to Private Loan Fund II as limited partners and therefore have direct pecuniary interests in Private Loan Fund II. As of March 31, 2026, Main Street has funded $10.5 million of its limited partner commitment and Main Street’s unfunded commitment was $4.5 million. Main Street’s limited partner commitment to Private Loan Fund II was unanimously approved by the Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act, of Main Street.
In November 2024, Main Street provided Private Loan Fund II with a revolving line of credit pursuant to a Secured Revolving Promissory Note (as amended, restated or otherwise modified, the “PL Fund II 2024 Note”), which currently provides for borrowings up to $10.0 million. Borrowings under the PL Fund II 2024 Note bear interest at a rate of SOFR plus 3.0%, subject to a 2.0% SOFR floor, and mature on the date upon which Private Loan Fund II’s investment period concludes, which is scheduled to occur in June 2029. Available borrowings under the PL Fund II 2024 Note are subject to a 0.25% non-use fee. The borrowings under the PL Fund II 2024 Note are collateralized by all assets of Private Loan Fund II (other than the assets of its special purpose vehicle financing subsidiary). The PL Fund II 2024 Note was unanimously approved by Main Street’s Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act, of Main Street. As of March 31, 2026, there were no borrowings outstanding under the PL Fund II 2024 Note.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

As described in Note B.9. — Summary of Significant Accounting Policies — Deferred Compensation Plan, participants in the Deferred Compensation Plan elect one or more investment options, including phantom Main Street stock units, interests in affiliated funds and various mutual funds, where their deferred amounts are notionally invested pending distribution pursuant to participant elections and plan terms. As of March 31, 2026, $32.4 million of directors’ fees and employee compensation, plus net unrealized gains and losses and investment income, and minus previous distributions, was deferred under the Deferred Compensation Plan. As of March 31, 2026, $10.6 million was deferred into phantom Main Street stock units, representing 199,535 shares of Main Street’s common stock. In addition, as of March 31, 2026, the Company had $21.9 million of funded investments from deferred compensation in trust, including $2.2 million in Private Loan Fund I and $5.3 million in Private Loan Fund II.
NOTE M — SUBSEQUENT EVENTS
The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements, and identified the following to report:
In April 2026, Main Street issued $150.0 million in aggregate principal amount of 6.93% unsecured notes at par in a private placement (the “April 2031 Notes”). The April 2031 Notes mature on April 15, 2031 and may be redeemed in whole or in part at any time at Main Street’s option subject to certain make-whole provisions.
In May 2026, Main Street declared a supplemental dividend of $0.30 per share payable in June 2026. This supplemental dividend is in addition to the previously announced regular monthly dividends that Main Street declared of $0.26 per share for each month of April, May and June 2026, or total regular monthly dividends of $0.78 per share for the second quarter of 2026, resulting in total dividends declared for the second quarter of 2026 of $1.08 per share.

In May 2026, Main Street also declared regular monthly dividends of $0.265 per share for each month of July, August and September of 2026. These regular monthly dividends equal a total of $0.795 per share for the third quarter of 2026, representing a 3.9% increase from the regular monthly dividends paid in the third quarter of 2025. Including the regular monthly and supplemental dividends declared through the third quarter of 2026, Main Street will have paid $50.11 per share in cumulative dividends since its October 2007 initial public offering.

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments in and Advances to Affiliates
March 31, 2026
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2025 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	March 31, 2026 Fair Value (13)
Majority-Owned Investments
BDB Holdings, LLC					Preferred Equity	(7)	$—	$(4,860)	$—	$12,640	$—	$4,860	$7,780
	12.00%				Secured Debt	(7)	—	—	53	1,773	—	—	1,773
Bettercloud, Inc.		SF+	8.25%		Secured Debt	(6)	—	—	310	6,017	2,307	8,324	—
					Common Equity	(6)	(5,704)	1,200	—	15,690	1,200	16,890	—
Brewer Crane Holdings, LLC	13.79%	SF+	10.00%		Secured Debt	(9)	—	—	173	5,016	—	—	5,016
					Preferred Member Units	(9)	—	(490)	30	3,460	—	490	2,970
	15.00%			15.00%	Preferred Member Units	(9)	—	—	12	336	12	—	348
California Splendor Holdings LLC	14.00%				Secured Debt	(9)	—	(249)	905	25,638	2	249	25,391
					Secured Debt	(9)	—	—	1	(11)	1	—	(10)
					Preferred Member Units	(9)	—	(4,410)	—	12,801	—	4,410	8,391
	15.00%			15.00%	Preferred Member Units	(9)	—	—	539	12,569	3,538	—	16,107
Clad-Rex Steel, LLC					Secured Debt (12)	(5)	—	—	9	—	—	—	—
	10.00%				Secured Debt	(5)	—	(6)	239	9,480	6	246	9,240
	10.00%				Secured Debt	(5)	—	—	23	929	—	12	917
					Member Units	(5)	—	770	423	14,120	770	—	14,890
					Member Units	(5)	—	240	—	1,270	240	—	1,510
Cody Pools, Inc.					Secured Debt (12)	(8)	—	5	27	—	1,685	1,685	—
	12.50%				Secured Debt	(8)	—	(39)	1,111	34,901	40	681	34,260
					Preferred Member Units	(8)	—	(790)	389	65,060	—	790	64,270
CompareNetworks Topco, LLC	14.79%	SF+	11.00%		Secured Debt	(9)	—	(58)	150	4,031	1	96	3,936
					Preferred Member Units	(9)	—	(3,750)	—	7,650	—	3,750	3,900
Compass Systems & Sales, LLC					Secured Debt	(5)	—	—	1	(15)	1	—	(14)
	13.50%				Secured Debt	(5)	—	—	591	16,961	15	1,000	15,976
					Preferred Equity	(5)	—	270	60	7,180	270	—	7,450
Cybermedia Technologies, LLC					Secured Debt	(6)	—	—	3	—	—	—	—
	13.00%				Secured Debt	(6)	—	—	889	27,076	16	400	26,692
					Preferred Member Units	(6)	—	4,050	63	—	4,050	—	4,050
					Preferred Equity	(6)	—	570	—	6,340	570	—	6,910
Datacom, LLC	7.50%				Secured Debt	(8)	—	—	13	675	135	135	675
	10.00%				Secured Debt	(8)	—	(1,015)	194	4,169	—	1,083	3,086
					Preferred Member Units	(8)	—	—	—	—	—	—	—
Direct Marketing Solutions, Inc.					Secured Debt (12)	(9)	—	27	134	1,785	1,615	3,400	—
					Secured Debt	(9)	—	(3)	281	23,082	—	23,082	—
	14.00%				Secured Debt	(9)	—	338	1,696	—	43,857	—	43,857
					Preferred Stock	(9)	—	4,434	—	19,760	9,234	160	28,834
Gamber-Johnson Holdings, LLC	11.19%	SF+	7.50%		Secured Debt	(5)	—	—	17	—	1,600	—	1,600
	11.19%	SF+	7.50%		Secured Debt	(5)	—	12	2,176	70,526	4,440	—	74,966
					Member Units	(5)	—	4,020	1,098	113,810	4,020	—	117,830
					Member Units	(5)	—	—	—	396	—	92	304
Garreco, LLC					Member Units	(8)	—	(110)	—	1,830	—	110	1,720
GRT Rubber Technologies LLC	9.79%	SF+	6.00%		Secured Debt	(8)	—	(1)	78	3,146	1	1	3,146
	11.79%	SF+	8.00%		Secured Debt	(8)	—	(12)	1,207	40,493	12	12	40,493
					Member Units	(8)	—	(2,350)	1,008	46,360	—	2,350	44,010

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
March 31, 2026
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2025 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	March 31, 2026 Fair Value (13)
IG Investor, LLC	13.00%				Secured Debt (12)	(6)	—	(2)	51	1,600	2	802	800
	13.00%				Secured Debt	(6)	—	(21)	1,140	35,064	21	821	34,264
					Common Equity	(6)	—	730	—	28,030	730	—	28,760
Jensen Jewelers of Idaho, LLC		P+	6.75%		Secured Debt (12)	(9)	—	—	—	—	—	—	—
	13.50%	P+	6.75%		Secured Debt	(9)	—	—	30	878	—	150	728
					Member Units	(9)	—	620	301	11,540	620	—	12,160
MSC Adviser I, LLC					Member Units	(8)	—	(21,960)	2,868	255,020	—	21,960	233,060
NRP Jones, LLC	12.00%				Secured Debt	(5)	—	(105)	—	474	—	104	370
					Member Units	(5)	—	—	—	—	—	—	—
					Member Units	(5)	—	—	—	—	—	—	—
					Preferred Equity	(5)	—	—	—	—	—	—	—
					Common Equity	(5)	—	—	—	928	—	—	928
OMi Topco, LLC	12.00%				Secured Debt	(8)	—	(3)	873	29,000	3	3	29,000
					Preferred Member Units	(8)	—	1,140	3,083	77,900	1,140	—	79,040
Principle Environmental, LLC	13.00%				Secured Debt	(8)	—	(5)	164	4,897	5	5	4,897
					Preferred Member Units	(8)	—	—	1,554	15,740	—	—	15,740
					Common Stock	(8)	—	—	—	750	—	—	750
Quality Lease Service, LLC					Member Units	(7)	—	—	—	460	—	—	460
Robbins Bros. Jewelry, Inc.					Secured Debt	(9)	—	—	68	(62)	—	6	(68)
	12.50%			10.00%	Secured Debt	(9)	—	149	—	14,029	—	61	13,968
					Preferred Equity	(9)	—	—	—	—	—	—	—
Trantech Radiator Topco, LLC	11.50%				Secured Debt	(7)	—	—	5	—	1,600	—	1,600
					Secured Debt	(7)	—	(41)	240	9,000	—	9,000	—
	13.50%				Secured Debt	(7)	—	219	612	—	31,280	—	31,280
					Common Stock	(7)	—	3,564	—	14,920	4,930	—	19,850
					Common Equity	(7)	—	—	—	696	—	—	696
	9.00%				Secured Debt	(7)	—	(1)	47	2,040	1	1	2,040
	9.00%				Secured Debt	(7)	—	9	4	—	2,000	—	2,000
	9.00%				Secured Debt	(7)	—	2	1	—	400	—	400
Victory Energy Operations, LLC	13.00%				Secured Debt (12)	(8)	—	—	56	836	1,725	431	2,130
	13.00%				Secured Debt	(8)	—	—	1,592	47,889	24	—	47,913
					Preferred Equity	(8)	—	260	108	23,380	260	—	23,640
Volusion, LLC	10.00%				Secured Debt	(8)	—	—	52	2,100	—	—	2,100
					Preferred Member Units	(8)	—	—	—	—	—	—	—
					Preferred Member Units	(8)	—	(563)	—	2,910	—	870	2,040
					Common Stock	(8)	—	—	—	—	—	—	—
Ziegler’s NYPD, LLC	12.00%				Secured Debt	(8)	—	—	5	150	—	—	150
	12.00%				Secured Debt	(8)	—	(54)	52	1,687	—	54	1,633
					Preferred Member Units	(8)	—	(50)	—	50	—	50	—
Other Controlled Investments
American Nuts, LLC					Preferred Equity	(9)	$—	$(470)	$—	$4,250	$—	$470	$3,780
	12.31%	SF+	8.50%	12.31%	Secured Debt	(9)	—	—	251	8,161	251	—	8,412
	12.31%	SF+	8.50%	12.31%	Secured Debt	(9)	—	110	251	6,582	361	—	6,943
	12.36%	SF+	8.50%	12.36%	Secured Debt	(9)	—	—	1	—	311	—	311

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
March 31, 2026
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2025 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	March 31, 2026 Fair Value (13)
Analytical Systems Keco Holdings, LLC	13.25%				Secured Debt	(8)	—	—	129	3,860	3	153	3,710
					Preferred Member Units	(8)	—	430	—	120	430	—	550
					Preferred Member Units	(8)	—	—	—	6,030	—	—	6,030
					Warrants	(8)	—	—	—	—	—	—	—
ASC Interests, LLC					Secured Debt	(8)	—	—	10	400	—	400	—
					Secured Debt	(8)	—	30	37	1,502	31	1,533	—
					Preferred Member Units	(8)	(88)	178	—	—	178	178	—
					Member Units	(8)	(1,500)	1,500	—	—	1,500	1,500	—
Batjer TopCo, LLC					Secured Debt	(8)	—	—	—	—	—	—	—
	10.00%				Secured Debt	(8)	—	(5)	251	9,945	6	118	9,833
					Preferred Stock	(8)	—	620	583	8,750	620	—	9,370
Bolder Panther Group, LLC	12.09%	SF+	8.40%		Secured Debt	(9)	—	(33)	3,092	101,046	33	33	101,046
	8.00%				Class B Preferred Member Units	(9)	—	—	621	31,190	—	—	31,190
					Secured Debt	(9)	—	—	32	—	—	—	—
Bridge Capital Solutions Corporation					Preferred Member Units	(6)	—	—	—	—	—	—	—
					Warrants	(6)	—	—	—	—	—	—	—
					Warrants	(6)	—	—	—	—	—	—	—
CBT Nuggets, LLC					Member Units	(9)	—	(2,360)	412	47,930	—	2,360	45,570
Centre Technologies Holdings, LLC		SF+	8.00%		Secured Debt (12)	(8)	—	—	5	—	240	240	—
	11.79%	SF+	8.00%		Secured Debt	(8)	—	(3)	714	24,085	3	3	24,085
					Preferred Member Units	(8)	—	3,230	30	42,710	3,230	—	45,940
Chamberlin Holding LLC		SF+	6.00%		Secured Debt (12)	(8)	—	(3)	9	—	3	3	—
	11.86%	SF+	8.00%		Secured Debt	(8)	—	(23)	1,268	42,020	23	823	41,220
					Member Units	(8)	—	3,980	1,523	35,530	3,980	—	39,510
					Member Units	(8)	—	(90)	23	4,170	—	90	4,080
Charps, LLC	14.00%				Unsecured Debt	(5)	—	(26)	223	5,694	26	26	5,694
					Preferred Member Units	(5)	—	—	—	16,020	—	—	16,020
Colonial Electric Company LLC					Secured Debt (12)	(6)	—	—	2	—	—	—	—
	9.00%				Secured Debt	(6)	—	88	206	8,779	—	—	8,779
					Preferred Member Units	(6)	—	2,120	1,455	16,830	2,120	—	18,950
Copper Trail Fund Investments					LP Interests (CTMH, LP)	(9)	—	140	—	390	140	—	530
Digital Products Holdings LLC	13.69%	SF+	10.00%		Secured Debt	(5)	—	—	420	11,338	10	—	11,348
					Preferred Member Units	(5)	—	—	50	9,835	—	—	9,835
Doral Holdings, LLC					Preferred Equity	(5)	—	8,460	554	15,740	8,460	—	24,200
	13.00%				Secured Debt	(5)	—	184	939	26,270	230	4,000	22,500
Elgin AcquireCo, LLC		SF+	6.00%		Secured Debt	(5)	—	—	2	(3)	1	—	(2)
	12.00%				Secured Debt	(5)	—	—	510	16,719	9	117	16,611
	9.00%				Secured Debt	(5)	—	—	140	6,156	1	14	6,143
					Common Stock	(5)	—	140	—	5,050	140	—	5,190
					Common Stock	(5)	—	60	—	3,270	60	—	3,330
Flame King Holdings, LLC					Preferred Equity	(9)	—	1,120	1,587	54,630	1,120	—	55,750
	12.00%				Secured Debt	(9)	—	(32)	2,014	66,000	32	32	66,000
Harris Preston Fund Investments					LP Interests (2717 MH, L.P.)	(8)	—	70	—	1,795	70	—	1,865

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
March 31, 2026
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2025 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	March 31, 2026 Fair Value (13)
					LP Interests (2717 HPP-MS, L.P.) (12)	(8)	—	(190)	282	447	—	190	257
					LP Interests (2717 GRE-LP, L.P.)	(8)	—	75	—	441	75	—	516
					LP Interests (423 COR, L.P.)	(8)	—	95	—	5,244	95	—	5,339
Harrison Hydra-Gen, Ltd.					Common Stock	(8)	—	—	—	7,080	—	—	7,080
JTI Electrical & Mechanical, LLC	9.92%	SF+	6.00%	9.92%	Secured Debt	(9)	—	(27,772)	—	36,429	—	27,772	8,657
	15.00%			15.00%	Secured Debt	(9)	—	(939)	—	939	—	939	—
	8.92%	SF+	5.00%	8.92%	Secured Debt	(9)	—	—	—	6,316	213	—	6,529
					Common Equity	(9)	—	—	—	—	—	—	—
JorVet Holdings, LLC	12.00%				Secured Debt	(9)	—	—	711	23,263	12	—	23,275
					Preferred Equity	(9)	—	3	106	10,990	3	—	10,993
KBK Industries, LLC					Member Units	(5)	17,327	(17,396)	1,603	18,180	17,326	35,506	—
					Secured Debt	(5)	—	—	—	—	—	—	—
					Secured Debt	(5)	—	(34)	51	7,200	34	7,234	—
Kickhaefer Manufacturing Company, LLC	11.50%				Secured Debt	(5)	—	—	294	10,195	1	—	10,196
	9.00%				Secured Debt	(5)	—	—	88	3,878	—	12	3,866
					Preferred Equity	(5)	—	1,170	—	17,180	1,170	—	18,350
					Member Units	(5)	—	—	24	4,190	—	—	4,190
Legacy Swim Group	13.00%				Secured Debt	(7)	—	—	1,056	31,691	16	—	31,707
					Preferred Equity	(7)	—	—	186	14,996	—	—	14,996
Metalforming Holdings, LLC					Secured Debt	(7)	—	—	3	—	—	—	—
	8.75%				Secured Debt	(7)	—	(8)	386	17,237	8	8	17,237
	8.00%			8.00%	Preferred Equity	(7)	—	—	120	5,916	—	—	5,916
					Common Stock	(7)	—	290	490	9,770	290	—	10,060
Moffitt Holdings, LLC	13.00%				Secured Debt	(8)	—	—	1,115	33,840	20	438	33,422
					Preferred Equity	(8)	—	—	—	15,560	—	—	15,560
MS Private Loan Fund I, LP	6.69%	SF+	3.00%		Secured Debt (12)	(8)	—	—	175	12,000	4,300	4,000	12,300
					LP Interests	(8)	—	(1,104)	363	14,697	—	1,104	13,593
MS Private Loan Fund II, LP		SF+	3.00%		Secured Debt (12)	(8)	—	—	12	(84)	257	250	(77)
					LP Interests (12)	(8)	—	89	498	11,064	89	—	11,153
MSC Income Fund, Inc.					Common Equity	(8)	—	(1,675)	729	21,412	4,930	1,675	24,667
		SF+	4.50%		Secured Debt (12)	(8)	—	—	53	—	23,853	24,000	(147)
MVI MSO, LLC	13.00%				Secured Debt	(6)	—	—	325	9,768	4	—	9,772
					Preferred Equity	(6)	—	(690)	81	4,770	—	690	4,080
NAPCO Precast, LLC					Member Units	(8)	—	(3,330)	42	14,480	—	3,330	11,150
					Member Units	(8)	—	—	7	568	—	—	568
Nello Industries Investco, LLC					Secured Debt	(5)	—	(205)	550	32,072	—	32,072	—
	12.50%				Secured Debt	(5)	—	205	818	—	41,272	—	41,272
					Preferred Equity	(5)	—	6,220	274	23,330	6,220	—	29,550
NexRev LLC					Preferred Member Units	(8)	—	(280)	24	12,870	—	280	12,590
NuStep, LLC	10.29%	SF+	6.50%		Secured Debt	(5)	—	—	63	1,000	1,600	—	2,600
	12.00%				Secured Debt	(5)	—	—	571	18,440	—	274	18,166
					Preferred Member Units	(5)	—	(1,270)	—	12,200	—	1,270	10,930

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
March 31, 2026
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2025 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	March 31, 2026 Fair Value (13)
					Preferred Member Units	(5)	—	180	—	6,110	180	—	6,290
Orttech Holdings, LLC		SF+	11.00%		Secured Debt	(5)	—	—	16	612	—	612	—
	14.79%	SF+	11.00%		Secured Debt	(5)	—	(10)	779	20,760	10	10	20,760
					Preferred Stock	(5)	—	—	60	13,450	—	—	13,450
Pinnacle TopCo, LLC					Secured Debt (12)	(8)	—	(1)	3	—	1	1	—
	13.00%				Secured Debt	(8)	—	(18)	885	27,200	18	818	26,400
					Preferred Equity	(8)	—	—	332	20,440	—	—	20,440
PPL RVs, Inc.		SF+	8.75%		Secured Debt	(8)	—	—	—	—	—	—	—
	12.60%	SF+	8.75%		Secured Debt	(8)	—	(9)	487	15,191	9	9	15,191
					Common Stock	(8)	—	(1,620)	—	17,330	—	1,620	15,710
					Common Stock	(8)	—	—	—	575	—	—	575
River Aggregates, LLC					Member Units	(8)	—	—	25	9,700	—	—	9,700
Spring Engineering Holdings, LLC	13.00%				Secured Debt	(7)	—	—	754	—	23,165	—	23,165
					Preferred Member Units	(7)	—	—	—	—	4,650	—	4,650
Tedder Industries, LLC	12.00%			12.00%	Secured Debt	(9)	—	(82)	433	962	433	82	1,313
	12.00%			12.00%	Secured Debt	(9)	—	2,553	—	2,827	2,553	—	5,380
					Preferred Member Units	(9)	—	—	—	—	—	—	—
					Preferred Member Units	(9)	—	—	—	—	—	—	—
					Preferred Member Units	(9)	—	—	—	—	—	—	—
Televerde, LLC					Member Units	(8)	—	(2,551)	—	4,822	—	2,551	2,271
					Preferred Stock	(8)	—	—	—	1,794	—	—	1,794
Trinity Medical Holdings, LLC	13.00%				Secured Debt	(7)	—	—	1,931	57,944	30	—	57,974
					Preferred Equity	(7)	—	—	—	22,500	—	—	22,500
VVS Holdco LLC		SF+	6.00%		Secured Debt	(5)	—	—	4	—	—	—	—
	11.50%				Secured Debt	(5)	—	—	702	23,956	12	—	23,968
					Preferred Equity	(5)	—	—	—	12,240	—	—	12,240
Other
Amounts related to investments transferred to or from other 1940 Act classification during the period							—	—	—	—	—	—	—
Total Control investments							$10,035	$(47,208)	$61,664	$2,569,626	$280,850	$267,466	$2,583,010
Affiliate Investments
AAC Holdings, Inc.	20.00%			20.00%	Secured Debt	(7)	$—	$—	$45	$895	$45	$—	$940
					Preferred Equity	(7)	—	(2,060)	—	2,080	—	2,060	20
	20.00%			20.00%	Secured Debt	(7)	—	(212)	—	2,756	—	212	2,544
	20.00%			20.00%	Secured Debt	(7)	—	(212)	—	2,756	—	212	2,544
					Common Stock	(7)	—	—	—	—	—	—	—
	21.00%			21.00%	Secured Debt	(7)	—	105	45	503	580	—	1,083
BLI Acquisition, LLC	14.00%				Secured Debt	(7)	—	—	566	—	13,072	—	13,072
					Member Units	(7)	—	—	—	—	2,100	—	2,100
Boccella Precast Products LLC	10.00%				Secured Debt	(6)	—	—	—	256	—	—	256
					Member Units	(6)	—	(190)	—	2,820	—	190	2,630
Buca C, LLC	15.00%			15.00%	Secured Debt	(7)	—	—	—	—	—	—	—
	6.00%			6.00%	Preferred Member Units	(7)	—	—	—	—	—	—	—
	15.00%			15.00%	Secured Debt	(7)	—	(51)	—	—	51	51	—

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
March 31, 2026
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2025 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	March 31, 2026 Fair Value (13)
Career Team Holdings, LLC		SF+	6.00%		Secured Debt (12)	(6)	—	—	5	(45)	2	—	(43)
	13.00%				Secured Debt	(6)	—	—	731	21,551	19	—	21,570
					Common Stock	(6)	—	—	—	5,370	—	—	5,370
CGMS Parent LLC	13.00%				Secured Debt	(6)	—	—	821	24,754	14	156	24,612
					Secured Debt (12)	(6)	—	—	7	(39)	2	—	(37)
					Preferred Equity	(6)	—	—	195	10,000	—	—	10,000
Classic H&G Holdings, LLC					Preferred Member Units	(6)	—	90	—	2,040	90	—	2,130
Congruent Credit Opportunities Funds					LP Interests (Congruent Credit Opportunities Fund III, LP)	(8)	—	812	—	24	812	—	836
Connect Telecommunications Solutions Holdings, Inc.	13.00%				Secured Debt	(6)	—	—	786	24,153	18	900	23,271
					Preferred Equity	(6)	—	—	—	12,596	—	—	12,596
DMA Industries, LLC	10.00%				Secured Debt	(7)	—	(3)	323	12,800	3	3	12,800
					Preferred Equity	(7)	—	4,500	—	9,174	4,500	—	13,674
	10.00%				Secured Debt	(7)	—	—	14	560	—	—	560
	15.00%			15.00%	Preferred Equity	(7)	—	2,321	139	5,424	2,459	—	7,883
Dos Rios Partners					LP Interests (Dos Rios Partners, LP)	(8)	—	—	—	8,027	—	—	8,027
					LP Interests (Dos Rios Partners - A, LP)	(8)	—	—	—	2,549	—	—	2,549
Dos Rios Stone Products LLC					Class A Preferred Units	(8)	—	—	—	—	—	—	—
EIG Fund Investments					LP Interests (EIG Global Private Debt Fund-A, L.P.)	(8)	—	—	—	37	—	—	37
FCC Intermediate Holdco, LLC	13.00%				Secured Debt	(5)	—	(232)	1,231	31,160	232	642	30,750
					Warrants	(5)	—	(480)	180	15,140	—	480	14,660
Freeport Financial Funds					LP Interests (Freeport Financial SBIC Fund LP)	(5)	—	(54)	—	1,600	—	54	1,546
					LP Interests (Freeport First Lien Loan Fund III LP)	(5)	—	—	—	193	—	—	193
FRG AcquireCo, LLC					Secured Debt	(7)	—	—	4	(19)	2	—	(17)
	13.50%				Secured Debt	(7)	—	—	362	10,402	23	2,018	8,407
					Preferred Equity	(7)	—	—	—	3,500	—	—	3,500
GFG Group, LLC	8.00%				Secured Debt	(5)	—	(3)	284	14,053	3	3	14,053
					Preferred Member Units	(5)	—	—	140	10,940	—	—	10,940
Gulf Manufacturing, LLC	11.82%	SF+	8.13%		Secured Debt (12)	(8)	—	—	22	(32)	3,003	—	2,971
	11.82%	SF+	8.13%		Secured Debt	(8)	—	—	1,182	36,784	83	500	36,367
					Member Units	(8)	—	(100)	142	6,600	—	100	6,500
					Common Stock	(8)	—	—	18	1,450	—	—	1,450
					Preferred Equity	(8)	—	—	—	5,190	—	—	5,190
Harris Preston Fund Investments					LP Interests (423 HAR, L.P.)	(8)	—	—	—	1,226	—	—	1,226
					LP Interests (HPEP 3, L.P.) (12)	(8)	—	(128)	—	4,116	—	380	3,736
					LP Interests (HPEP 4, L.P.) (12)	(8)	—	787	—	7,463	2,072	—	9,535
Hawk Ridge Systems, LLC					Secured Debt	(9)	—	—	—	3,219	—	3,219	—
		SF+	6.00%		Secured Debt (12)	(9)	—	23	7	—	—	—	—

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
March 31, 2026
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2025 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	March 31, 2026 Fair Value (13)
					Secured Debt	(9)	—	—	—	45,256	—	45,256	—
	11.00%				Secured Debt	(9)	—	271	1,772	—	49,871	—	49,871
					Preferred Member Units	(9)	—	—	—	26,310	—	—	26,310
					Preferred Member Units	(9)	—	—	—	1,380	—	—	1,380
Houston Plating and Coatings, LLC	10.00%				Unsecured Convertible Debt	(8)	—	—	75	3,000	—	—	3,000
					Member Units	(8)	—	(210)	49	3,720	—	210	3,510
Independent Pet Partners Intermediate Holdings, LLC					Common Equity	(6)	—	—	—	19,000	—	—	19,000
Infinity X1 Holdings, LLC					Preferred Equity	(9)	—	330	180	8,010	330	—	8,340
	12.00%				Secured Debt	(9)	—	(1)	454	15,299	1	226	15,074
					Secured Debt (12)	(9)	—	—	44	—	4,000	4,000	—
Integral Energy Services	11.42%	SF+	7.50%		Secured Debt	(8)	—	(269)	363	12,042	13	269	11,786
	10.00%			10.00%	Preferred Equity	(8)	—	—	7	420	7	—	427
					Common Stock	(8)	—	(70)	—	350	—	70	280
	10.00%			10.00%	Preferred Equity	(8)	—	—	—	404	—	—	404
Iron-Main Investments, LLC	13.00%				Secured Debt	(5)	—	—	148	4,500	2	—	4,502
	13.00%				Secured Debt	(5)	—	—	97	2,931	1	—	2,932
	13.00%				Secured Debt	(5)	—	—	291	8,944	—	—	8,944
	13.00%				Secured Debt	(5)	—	—	577	17,569	7	207	17,369
	13.00%				Secured Debt	(5)	—	—	323	9,421	20	353	9,088
					Common Stock	(5)	—	150	—	2,700	150	—	2,850
	25.00%			25.00%	Preferred Equity	(5)	—	70	—	1,030	70	—	1,100
	25.00%			25.00%	Preferred Equity	(5)	—	—	—	155	—	—	155
ITA Holdings Group, LLC	10.84%	SF+	7.00%		Secured Debt	(8)	—	(1)	33	1,180	1	1	1,180
	10.84%	SF+	7.00%		Secured Debt	(8)	—	(2)	146	5,310	2	2	5,310
	10.84%	SF+	7.00%		Secured Debt	(8)	—	(67)	200	4,935	67	67	4,935
	10.84%	SF+	7.00%		Secured Debt	(8)	—	(67)	200	4,935	67	67	4,935
	10.84%	SF+	7.00%		Secured Debt	(8)	—	(1)	49	1,770	1	1	1,770
	10.84%	SF+	7.00%		Secured Debt	(8)	—	—	—	—	2,360	—	2,360
					Warrants	(8)	—	—	1,125	15,230	—	—	15,230
CenterPeak Holdings, LLC	15.00%				Secured Debt (12)	(8)	—	(2)	71	1,800	2	2	1,800
	15.00%				Secured Debt	(8)	—	(1)	943	25,107	1	1	25,107
					Preferred Equity	(8)	—	1,240	1,141	24,340	1,240	—	25,580
Kennedy Fab HoldCo, LLC					Secured Debt (12)	(8)	—	—	22	—	—	5	(5)
	13.00%				Secured Debt	(8)	—	—	533	—	29,705	—	29,705
	9.00%				Secured Debt	(8)	—	—	301	—	19,961	—	19,961
					Preferred Equity	(8)	—	—	—	—	11,490	—	11,490
KMS, LLC	12.50%				Secured Debt	(5)	—	22	41	1,146	27	—	1,173
	12.50%				Secured Debt	(5)	—	—	31	1,007	—	—	1,007
					Preferred Equity	(5)	—	—	—	6,270	—	—	6,270
	9.20%	SF+	5.50%		Secured Debt (12)	(5)	—	36	15	(40)	1,343	—	1,303
Mills Fleet Farm Group, LLC	9.81%	SF+	5.50%	9.81%	Secured Debt	(5)	—	—	71	2,796	71	—	2,867
	9.17%	SF+	5.50%	9.17%	Secured Debt	(5)	—	—	40	1,664	42	—	1,706
					Preferred Equity	(5)	—	(1,105)	278	12,557	278	1,105	11,730
MoneyThumb Acquisition, LLC	14.00%				Secured Debt	(9)	—	—	342	7,696	63	596	7,163

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
March 31, 2026
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2025 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	March 31, 2026 Fair Value (13)
	12.00%			12.00%	Preferred Member Units	(9)	—	130	58	2,112	188	—	2,300
					Warrants	(9)	—	70	—	800	70	—	870
Nearshore AcquireCo, LLC					Secured Debt (12)	(8)	—	—	3	(24)	1	—	(23)
					Secured Debt	(8)	—	—	3	(61)	3	—	(58)
	13.00%				Secured Debt	(8)	—	—	723	21,688	11	—	21,699
					Preferred Equity	(8)	—	—	—	5,260	—	—	5,260
OnAsset Intelligence, Inc.	12.00%			12.00%	Secured Debt	(8)	—	—	—	141	—	—	141
	12.00%			12.00%	Secured Debt	(8)	—	—	—	144	—	—	144
	12.00%			12.00%	Secured Debt	(8)	—	—	—	309	—	—	309
	12.00%			12.00%	Secured Debt	(8)	—	—	—	645	1	—	646
	10.00%			10.00%	Unsecured Debt	(8)	—	—	—	—	—	—	—
	7.00%			7.00%	Preferred Stock	(8)	—	—	—	—	—	—	—
					Common Stock	(8)	—	—	—	—	—	—	—
					Warrants	(8)	—	—	—	—	—	—	—
Oneliance, LLC					Preferred Stock	(7)	—	—	13	3,270	—	—	3,270
RA Outdoors LLC	10.56%	SF+	6.75%	10.56%	Secured Debt	(8)	—	—	38	1,182	37	—	1,219
	10.56%	SF+	6.75%	10.56%	Secured Debt	(8)	—	(2)	397	12,355	398	2	12,751
	10.59%	SF+	6.75%	10.59%	Secured Debt	(8)	—	(80)	—	—	465	80	385
	10.59%	SF+	6.75%	10.59%	Secured Debt	(8)	—	(78)	—	—	453	78	375
Revenue Recovery Holdings, LLC					Secured Debt (12)	(7)	—	—	3	(18)	1	—	(17)
	13.00%				Secured Debt	(7)	—	—	221	6,640	3	—	6,643
					Preferred Equity	(7)	—	911	—	1,049	911	—	1,960
RFG AcquireCo, LLC					Secured Debt (12)	(7)	—	—	3	(7)	1	—	(6)
	13.50%				Secured Debt	(7)	—	—	267	7,932	4	—	7,936
					Secured Debt	(7)	—	—	300	33,700	—	33,700	—
	13.50%				Secured Debt	(7)	—	—	1,505	—	41,398	—	41,398
					Preferred Equity	(7)	—	—	—	12,771	—	—	12,771
SI East, LLC	11.80%				Secured Debt (12)	(7)	—	(1)	72	2,250	1	1	2,250
	12.86%				Secured Debt	(7)	—	(8)	2,159	66,850	8	8	66,850
					Preferred Member Units	(7)	—	—	269	17,190	—	—	17,190
Slick Innovations, LLC	14.00%				Secured Debt	(6)	—	(17)	879	24,680	17	417	24,280
					Common Stock	(6)	—	430	—	2,160	430	—	2,590
Specialized Aviation Holdings, LLC	13.00%				Secured Debt	(7)	—	—	825	28,362	61	5,375	23,048
					Preferred Stock	(7)	—	—	338	15,000	—	—	15,000
Student Resource Center, LLC	8.50%			8.50%	Secured Debt	(6)	—	197	—	1,438	198	—	1,636
	8.50%			8.50%	Secured Debt	(6)	—	—	4	780	4	—	784
Superior Rigging & Erecting Co.					Preferred Member Units	(7)	—	310	—	17,500	310	—	17,810
The Affiliati Network, LLC					Preferred Stock	(9)	—	—	128	6,400	—	—	6,400
					Preferred Stock	(9)	—	—	—	313	—	—	313
UnionRock Energy Fund II, LP					LP Interests (12)	(9)	—	—	—	4,164	205	134	4,235
UnionRock Energy Fund III, LP					LP Interests (12)	(9)	—	—	—	5,165	372	130	5,407
UniTek Global Services, Inc.	20.00%			20.00%	Preferred Stock	(6)	—	—	—	9,388	—	—	9,388
	19.00%			19.00%	Preferred Stock	(6)	—	—	—	—	—	—	—
	13.50%			13.50%	Preferred Stock	(6)	—	—	—	—	—	—	—

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
March 31, 2026
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2025 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	March 31, 2026 Fair Value (13)
Urgent DSO LLC	13.50%				Secured Debt	(5)	—	(191)	301	8,672	5	191	8,486
					Preferred Equity	(5)	—	(1,796)	—	4,356	—	1,796	2,560
Wildcats Topco LLC					Common Equity	(5)	—	70	135	22,760	70	—	22,830
World Micro Holdings, LLC	13.00%				Secured Debt	(7)	—	—	326	9,848	5	—	9,853
					Preferred Equity	(7)	—	—	—	3,845	—	—	3,845
Other
Amounts related to investments transferred to or from other 1940 Act classification during the period							—	—	—	—	—	—	—
Total Affiliate investments							$—	$5,181	$26,181	$965,179	$196,009	$105,530	$1,055,658
___________________________
(1)The principal amount, the ownership detail for equity investments and if the investment is income producing is included in the Consolidated Schedule of Investments included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
(2)Represents the total amount of interest, dividends and fees credited to income for the portion of the period for which an investment was included in Control or Affiliate categories, respectively. For investments transferred between Control and Affiliate categories during the period, any income or investment balances related to the time period it was in the category other than the one shown at period end is included in “Amounts related to investments transferred to or from other 1940 Act classifications during the period.”
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
(5)Portfolio company located in the Midwest region as determined by location of the corporate headquarters. The fair value as of March 31, 2026 for Control investments located in this region was $582,664. This represented 18.8% of net assets as of March 31, 2026. The fair value as of March 31, 2026 for Affiliate investments located in this region was $179,014. This represented 5.8% of net assets as of March 31, 2026.
(6)Portfolio company located in the Northeast region and Canada as determined by location of the corporate headquarters. The fair value as of March 31, 2026 for Control investments located in this region was $143,057. This represented 4.6% of net assets as of March 31, 2026. The fair value as of March 31, 2026 for Affiliate investments located in this region was $160,033. This represented 5.2% of net assets as of March 31, 2026.
(7)Portfolio company located in the Southeast region as determined by location of the corporate headquarters. The fair value as of March 31, 2026 for Control investments located in this region was $256,084. This represented 8.3% of net assets as of March 31, 2026. The fair value as of March 31, 2026 for Affiliate investments located in this region was $298,911. This represented 9.7% of net assets as of March 31, 2026.

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
March 31, 2026
(dollars in thousands)
(Unaudited)
(8)Portfolio company located in the Southwest region as determined by location of the corporate headquarters. The fair value as of March 31, 2026 for Control investments located in this region was $1,059,998. This represented 34.3% of net assets as of March 31, 2026. The fair value as of March 31, 2026 for Affiliate investments located in this region was $290,037. This represented 9.4% of net assets as of March 31, 2026.
(9)Portfolio company located in the West region as determined by location of the corporate headquarters. The fair value as of March 31, 2026 for Control investments located in this region was $541,207. This represented 17.5% of net assets as of March 31, 2026. The fair value as of March 31, 2026 for Affiliate investments located in this region was $127,663. This represented 4.1% of net assets as of March 31, 2026.
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
(12)Investment has an unfunded commitment as of March 31, 2026 (see Note K — Commitments and Contingencies). The fair value of the investment includes the impact of the fair value of any unfunded commitments.
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
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
March 31, 2025
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2024 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	March 31, 2025 Fair Value (13)
					Preferred Member Units	(5)	—	—	50	9,835	—	—	9,835
Elgin AcquireCo, LLC		SF+	6.00%		Secured Debt	(5)	—	—	2	(5)	—	—	(5)
	12.00%				Secured Debt	(5)	—	—	551	17,969	9	70	17,908
	9.00%				Secured Debt	(5)	—	—	141	6,207	1	13	6,195
					Common Stock	(5)	—	(690)	—	5,730	—	690	5,040
					Common Stock	(5)	—	50	—	3,050	50	—	3,100
Harrison Hydra-Gen, Ltd.					Common Stock	(8)	—	50	—	7,010	50	—	7,060
JorVet Holdings, LLC	12.00%				Secured Debt	(9)	—	—	711	23,216	12	—	23,228
					Preferred Equity	(9)	—	490	285	13,180	490	—	13,670
KBK Industries, LLC	9.00%				Secured Debt	(5)	—	(4)	85	3,700	4	304	3,400
					Member Units	(5)	—	—	707	25,180	—	—	25,180
Kickhaefer Manufacturing Company, LLC	11.50%				Secured Debt	(5)	—	—	423	14,987	2	800	14,189
	9.00%				Secured Debt	(5)	—	—	89	3,926	—	12	3,914
					Preferred Equity	(5)	—	650	—	12,240	650	—	12,890
					Member Units	(5)	—	—	30	2,710	—	—	2,710
Metalforming Holdings, LLC					Secured Debt (12)	(7)	—	—	6	(11)	4	—	(7)
	9.75%				Secured Debt	(7)	—	—	498	20,844	20	1,931	18,933
	8.00%			8.00%	Preferred Equity	(7)	—	(481)	604	6,397	—	481	5,916
					Common Stock	(7)	—	520	698	6,850	520	—	7,370
Moffitt Holdings, LLC	13.00%					(8)	—	—	520	—	34,656	—	34,656
						(8)	—	—	—	—	14,300	—	14,300
MS Private Loan Fund I, LP	5.00%				Secured Debt	(8)	—	—	55	1,600	10,100	1,700	10,000
					LP Interests (12)	(8)	—	(177)	479	14,034	—	177	13,857
MS Private Loan Fund II, LP		SF+	3.50%		Secured Debt (12)	(8)	—	—	12	(59)	605	650	(104)
					LP Interests (12)	(8)	—	—	219	7,843	708	—	8,551
MSC Income Fund, Inc.					Common Equity	(8)	—	202	495	16,810	4,702	—	21,512
MVI MSO, LLC	13.00%					(6)	—	—	199	—	9,753	—	9,753
						(6)	—	—	—	—	2,700	—	2,700
NAPCO Precast, LLC					Member Units	(8)	—	(160)	137	9,050	—	160	8,890
Nello Industries Investco, LLC		SF+	6.50%		Secured Debt	(5)	—	—	16	(16)	16	—	—
	13.50%				Secured Debt	(5)	—	—	932	26,959	13	—	26,972
					Common Equity	(5)	—	940	171	15,560	940	—	16,500
NexRev LLC					Secured Debt	(8)	—	—	—	—	—	—	—
					Secured Debt	(8)	—	(9)	151	9,811	9	9,820	—
					Preferred Member Units	(8)	—	1,510	413	11,910	1,510	—	13,420
NuStep, LLC	10.98%	SF+	6.50%		Secured Debt	(5)	—	—	99	3,600	—	—	3,600
	12.00%				Secured Debt	(5)	—	—	554	18,439	1	—	18,440
					Preferred Member Units	(5)	—	650	—	11,550	650	—	12,200
					Preferred Member Units	(5)	—	—	—	6,000	—	—	6,000
Orttech Holdings, LLC		SF+	11.00%		Secured Debt (12)	(5)	—	—	—	—	—	—	—
	15.48%	SF+	11.00%		Secured Debt	(5)	—	(12)	846	21,960	12	412	21,560
					Preferred Stock	(5)	—	—	60	13,450	—	—	13,450
Pinnacle TopCo, LLC					Secured Debt (12)	(8)	—	(1)	3	—	1	1	—
	13.00%				Secured Debt	(8)	—	(14)	945	28,640	14	14	28,640

Table of contents	Schedule 12-14
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
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
March 31, 2025
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2024 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	March 31, 2025 Fair Value (13)
					Common Stock	(5)	—	—	—	2,850	—	—	2,850
	25.00%			25.00%	Preferred Equity	(5)	—	—	—	760	—	—	760
ITA Holdings Group, LLC	12.96%	SF+	8.50%		Secured Debt	(8)	—	(1)	40	1,180	1	1	1,180
	12.96%	SF+	8.50%		Secured Debt	(8)	—	(1)	34	994	1	1	994
	11.96%	SF+	7.50%		Secured Debt	(8)	—	(67)	201	4,438	67	67	4,438
	13.96%	SF+	9.50%		Secured Debt	(8)	—	(67)	223	4,438	67	67	4,438
					Warrants	(8)	—	970	—	5,690	970	—	6,660
Johnson Downie Opco, LLC					Secured Debt (12)	(8)	—	(2)	6	—	2	2	—
	15.00%				Secured Debt	(8)	—	(12)	818	21,507	12	12	21,507
					Preferred Equity	(8)	—	1,480	384	14,550	1,480	—	16,030
KMS, LLC	14.50%	SF+	9.75%		Secured Debt	(5)	(415)	339	—	663	—	663	—
	14.50%	SF+	9.75%		Secured Debt	(5)	(3,037)	2,562	—	4,779	—	4,779	—
		SF+	9.75%	14.23%	Secured Debt	(5)	—	—	7	450	—	450	—
		SF+	9.75%	14.23%	Secured Debt	(5)	—	—	7	440	—	440	—
	14.23%	SF+	9.75%	14.23%	Secured Debt	(5)	—	—	3	—	—	—	—
	12.50%			12.50%	Secured Debt (12)	(5)	—	—	20	—	1,073	—	1,073
	12.50%			12.50%	Secured Debt	(5)	—	—	20	—	1,144	—	1,144
					Preferred Equity	(5)	—	—	—	—	4,890	—	4,890
Mills Fleet Farm Group, LLC	9.79%	SF+	5.50%		Secured Debt	(5)	—	—	44	—	2,652	—	2,652
					Common Equity	(5)	—	(500)	—	13,840	—	500	13,340
MoneyThumb Acquisition, LLC	14.00%				Secured Debt	(9)	—	—	370	8,967	34	—	9,001
	12.00%			12.00%	Preferred Member Units	(9)	—	—	51	1,707	51	—	1,758
					Warrants	(9)	—	—	—	594	—	—	594
Nebraska Vet AcquireCo, LLC		SF+	7.00%		Secured Debt (12)	(5)	—	(1)	3	—	1	1	—
					Preferred Member Units	(5)	—	28,520	570	32,040	28,520	—	60,560
	12.50%				Secured Debt	(5)	—	(12)	1,956	62,200	12	12	62,200
	12.50%				Secured Debt	(5)	—	(8)	224	4,650	2,608	8	7,250
OnAsset Intelligence, Inc.	12.00%			12.00%	Secured Debt	(8)	—	—	—	99	—	—	99
	12.00%			12.00%	Secured Debt	(8)	—	—	—	101	—	—	101
	12.00%			12.00%	Secured Debt	(8)	—	—	—	218	—	—	218
	12.00%			12.00%	Secured Debt	(8)	—	—	—	457	—	—	457
	10.00%			10.00%	Unsecured Debt	(8)	—	—	—	305	—	—	305
	7.00%			7.00%	Preferred Stock	(8)	—	—	—	—	—	—	—
					Common Stock	(8)	—	—	—	—	—	—	—
					Warrants	(8)	—	—	—	—	—	—	—
Oneliance, LLC					Preferred Stock	(7)	—	250	52	2,580	250	—	2,830
RA Outdoors LLC	11.25%	SF+	6.75%		Secured Debt	(8)	—	(20)	40	1,257	3	60	1,200
	11.25%	SF+	6.75%		Secured Debt	(8)	—	(207)	408	13,155	11	621	12,545
					Common Equity	(8)	—	—	—	—	—	—	—
SI East, LLC	11.75%				Secured Debt (12)	(7)	—	(1)	72	2,250	1	1	2,250
	12.82%				Secured Debt	(7)	—	(4)	2,172	67,661	4	4	67,661
					Preferred Member Units	(7)	—	(1,190)	—	13,660	—	1,190	12,470
Slick Innovations, LLC					Secured Debt	(6)	—	(139)	510	16,320	—	16,320	—
	14.00%				Secured Debt	(6)	—	282	441	—	25,880	—	25,880

Table of contents	Schedule 12-14
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
(2)Represents the total amount of interest, dividends and fees credited to income for the portion of the period for which an investment was included in Control or Affiliate categories, respectively. For investments transferred between Control and Affiliate categories during the period, any income or investment balances related to the time period it was in the category other than the one shown at period end is included in “Amounts related to investments transferred to or from other 1940 Act classifications during the period.”
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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements regarding the plans and objectives of management for future operations and which relate to future events or our future performance or financial condition. Any such forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that the projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors, including, without limitation, the factors referenced in Item 1A entitled “Risk Factors” below in this Quarterly Report on Form 10-Q, if any, and discussed in Item 1A entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (“SEC”) on February 27, 2026 and elsewhere in this Quarterly Report on Form 10-Q and our other SEC filings. Other factors that could cause actual results to differ materially include changes in the economy and future changes in laws or regulations and conditions in our operating areas.
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
This discussion should be read in conjunction with our consolidated financial statements as of December 31, 2025, and for the year then ended, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, both contained in our Annual Report on Form 10-K for the year ended December 31, 2025, as well as the consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) contained in this report.
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
Because we are internally managed, we do not pay any external investment advisory fees, but instead directly incur the operating costs associated with employing investment and portfolio management professionals. We believe that our internally managed structure provides us with a better alignment of interests between our management team and our employees and our stockholders and a beneficial operating expense structure when compared to other publicly traded and privately held investment firms which are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our Investment Portfolio and our External Investment Manager’s asset management business (as described below). The ratio of our total operating expenses, excluding interest expense, as a percentage of our quarterly average total assets was 1.3% for each of the trailing twelve months ended March 31, 2026 and 2025 and for the year ended December 31, 2025. The ratio of our total operating expenses, including interest expense, as a percentage of our quarterly average total assets was 3.7% and 3.8% for the trailing twelve months ended March 31, 2026 and 2025, respectively, and 3.7% for the year ended December 31, 2025. Our ratio of expenses as a percentage of our average net asset value (“NAV”) is described in greater detail in Note F — Financial Highlights in the notes to the consolidated financial statements included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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
The External Investment Manager earns management fees based on the assets of the funds and accounts under management and may earn incentive fees, or a carried interest, based on the performance of the funds and accounts managed. For the three months ended March 31, 2026 and 2025, the External Investment Manager earned $6.1 million and $5.8 million in base management fees, respectively, $3.0 million and $2.7 million in incentive fees, net of waivers, respectively, and $0.2 million of administrative service fee income for each of the three months ended March 31, 2026 and 2025. For the three months ended March 31, 2026, the External Investment Manager waived $1.0 million of incentive fees on income related to MSC Income. As of March 31, 2026, MSC Income had an expense accrual of $2.1 million of incentive fees on capital gains to the External Investment Manager. However, no capital gains incentive fees were currently contractually payable to the External Investment Manager as of March 31, 2026 and as a result no amounts were accrued by the External Investment Manager.
We have entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for its relationship with MSC Income and its other clients. Through this agreement, we share employees with the External Investment Manager, including their related infrastructure, business relationships, management expertise and capital raising capabilities, and we allocate the related expenses to the External Investment Manager pursuant to the sharing agreement. Our total expenses for the three months ended March 31, 2026 and 2025 are net of expenses allocated to the External Investment Manager of $5.5 million and $5.3 million, respectively.
The total contribution of the External Investment Manager to our net investment income consists of the combination of the expenses allocated to the External Investment Manager and the dividend income earned from the External Investment Manager. For the three months ended March 31, 2026 and 2025, dividends earned by us from the External Investment Manager were $2.9 million and $2.5 million, respectively. For the three months ended March 31, 2026 and 2025, the total contribution of the External Investment Manager to our net investment income was $8.3 million and $7.8 million, respectively.
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

INVESTMENT PORTFOLIO SUMMARY
A summary of our LMM and Private Loan portfolio investments as of March 31, 2026 and December 31, 2025 is as follows (this information excludes Middle Market portfolio investments, Other Portfolio investments and the External Investment Manager, which are discussed further below):

	March 31, 2026
	LMM (a)	Private Loan
	(dollars in millions)
Number of portfolio companies	93	85
Fair value	$3,227.4	$1,993.9
Cost	$2,577.0	$2,057.0
Debt investments as a % of portfolio (at cost)	72.0%	94.5%
Equity investments as a % of portfolio (at cost)	28.0%	5.5%
% of debt investments at cost secured by first priority lien	99.4%	99.3%
Weighted-average annual effective yield (b)	12.6%	10.3%
Average EBITDA (c)	$11.2	$34.2
___________________________
(a)As of March 31, 2026, we had equity ownership in all of our LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was 36%.
(b)The weighted-average annual effective yields were computed using the effective interest rates for all debt investments as of March 31, 2026, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt investments and any debt investments on non-accrual status, and are weighted based upon the principal amount of each applicable debt investment as of March 31, 2026. The weighted-average annual effective yield on our debt portfolio as of March 31, 2026, including debt investments on non-accrual status, was 12.1% for our LMM portfolio investments and 9.7% for our Private Loan portfolio investments. The weighted-average annual effective yield is not reflective of what an investor in shares of our common stock will realize on their investment because it does not reflect changes in the market value of our stock, our utilization of debt capital in our capital structure, our expenses or any sales load paid by an investor.
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

(b)The weighted-average annual effective yields were computed using the effective interest rates for all debt investments as of December 31, 2025, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt investments and any debt investments on non-accrual status, and are weighted based upon the principal amount of each applicable debt investment as of December 31, 2025. The weighted-average annual effective yield on our debt portfolio as of December 31, 2025, including debt investments on non-accrual status, was 12.0% for our LMM portfolio investments and 10.1% for our Private Loan portfolio investments. The weighted-average annual effective yield is not reflective of what an investor in shares of our common stock will realize on their investment because it does not reflect changes in the market value of our stock, our utilization of debt capital in our capital structure, our expenses or any sales load paid by an investor.
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
For the three months ended March 31, 2026 and 2025, we achieved an annualized total return on investments of 8.9% and 16.0%, respectively. For the year ended December 31, 2025, we achieved a total return on investments of 16.4%. Total return on investments equals the total interest, dividend and fee income plus realized and unrealized changes in the fair value of the Investment Portfolio divided by the average quarterly Investment Portfolio balance at cost, in each case for the specified period. Our total return on investments is not reflective of what an investor in shares of our common stock will realize on their investment because it does not reflect changes in the market value of our stock, our utilization of debt capital in our capital structure, our expenses or any sales load paid by an investor.
As of March 31, 2026, we had Other Portfolio investments in 34 entities, spread across 13 investment managers, collectively totaling $138.5 million in fair value and $148.5 million in cost basis, which comprised 2.4% and 3.0% of our Investment Portfolio at fair value and cost, respectively. As of December 31, 2025, we had Other Portfolio investments in 33 entities, spread across 13 investment managers, collectively totaling $134.1 million in fair value and $141.6 million in cost basis, which comprised 2.4% and 3.0% of our Investment Portfolio at fair value and cost, respectively.
As of March 31, 2026, we had Middle Market portfolio investments in 11 portfolio companies, collectively totaling $81.9 million in fair value and $121.4 million in cost basis, which comprised 1.4% and 2.5% of our Investment Portfolio at fair value and cost, respectively. As of December 31, 2025, we had Middle Market portfolio investments in 11 portfolio companies, collectively totaling $83.5 million in fair value and $120.1 million in cost basis, which comprised 1.5% and 2.5% of our Investment Portfolio at fair value and cost, respectively.
As previously discussed in Note A.1. — Organization and Basis of Presentation — Organization in the notes to the consolidated financial statements included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q, we hold an investment in the External Investment Manager, a wholly-owned subsidiary that is treated as a portfolio investment. As of March 31, 2026, this investment had a fair value of $233.1 million and a cost basis of $29.5 million, which comprised 4.1% and 0.6% of our Investment Portfolio at fair value and cost, respectively. As of December 31, 2025, this investment had a fair value of $255.0 million and a cost basis of $29.5 million, which comprised 4.6% and 0.6% of our Investment Portfolio at fair value and cost, respectively.
CRITICAL ACCOUNTING POLICIES
The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and contingent assets and liabilities as of the date of the financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. Critical accounting policies are those that require management to make subjective or complex judgments about the effect of matters that are inherently uncertain and may change in subsequent periods. Changes that may be required in the underlying assumptions or estimates in these areas could have a material impact on our current and future financial condition and results of operations.
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

Investment Portfolio Valuation
The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our Investment Portfolio and the related amounts of unrealized appreciation and depreciation. We consider this determination to be a critical accounting estimate, given the significant judgments and subjective measurements required. As of both March 31, 2026 and December 31, 2025, our Investment Portfolio valued at fair value represented 97% of our total assets. We are required to report our investments at fair value. We follow the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact. See Note B.1. — Summary of Significant Accounting Policies — Valuation of the Investment Portfolio in the notes to the consolidated financial statements included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a detailed discussion of our Valuation Procedures (as defined below).
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
Rule 2a-5 under the 1940 Act permits a BDC’s board of directors to designate its executive officers or investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board. Our Board of Directors has approved policies and procedures pursuant to Rule 2a-5 (the “Valuation Procedures”) and has designated a group of our executive officers to serve as the Board of Directors’ valuation designee. We believe our Investment Portfolio as of March 31, 2026 and December 31, 2025 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.
Revenue Recognition
Interest and Dividend Income
We record interest and dividend income on the accrual basis to the extent amounts are expected to be collected. Dividend income is recorded as dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. We evaluate accrued interest and dividend income periodically for collectability. When a loan or debt security becomes 90 days or more past due, and if we otherwise do not expect the debtor to be able to service its debt obligation, we will generally place the loan or debt security on non-accrual status and cease recognizing interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security’s status significantly improves regarding the debtor’s ability to service the debt obligation, or if a loan or debt security is sold or written off, we remove it from non-accrual status. Generally, any interest payments received for investments on non-accrual status reduce the cost basis of our investment and are not recorded as income.
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

Payment-in-Kind (“PIK”) Interest and Cumulative Dividends
We hold certain debt and preferred equity instruments in our Investment Portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (see Note B.10. — Summary of Significant Accounting Policies — Income Taxes in the notes to the consolidated financial statements included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though we may not have collected the PIK interest and cumulative dividends in cash. We stop accruing PIK interest and cumulative dividends and write off any accrued and uncollected interest and dividends in arrears when we determine that such PIK interest and dividends in arrears are no longer collectible. For the three months ended March 31, 2026 and 2025, (i) 2.7% and 2.9%, respectively, of our total investment income was attributable to PIK interest income not paid currently in cash and (ii) 0.7% and 0.5%, respectively, of our total investment income was attributable to cumulative dividend income not paid currently in cash.
INVESTMENT PORTFOLIO COMPOSITION
A summary of the composition of our total combined LMM, Private Loan and Middle Market portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM, Private Loan and Middle Market portfolio investments as of March 31, 2026 and December 31, 2025 is as follows (this information excludes Other Portfolio investments and the External Investment Manager, which are discussed above):

Cost:	March 31, 2026	December 31, 2025
First lien debt	81.2%	80.9%
Equity	18.0	18.6
Second lien debt	0.4	0.1
Equity warrants	0.2	0.2
Other	0.2	0.2
	100.0%	100.0%

Fair Value:	March 31, 2026	December 31, 2025
First lien debt	70.2%	69.8%
Equity	28.7	29.4
Second lien debt	0.3	—
Equity warrants	0.6	0.6
Other	0.2	0.2
	100.0%	100.0%
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

As of March 31, 2026, investments on non-accrual status were $68.3 million at fair value and $199.1 million at cost and comprised 1.2% and 4.0% of our total Investment Portfolio at fair value and cost, respectively. As of December 31, 2025, investments on non-accrual status were $56.3 million at fair value and $155.3 million at cost and comprised 1.0% and 3.3% of our total Investment Portfolio at fair value and cost, respectively.
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

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
Comparison of the three months ended March 31, 2026 and 2025
Set forth below is a comparison of the results of operations and a reconciliation of net investment income to distributable net investment income and to distributable net investment income before taxes for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,		Net Change
	2026	2025	Amount	%

	(dollars in thousands)
Total investment income	$140,106	$137,046	$3,060	2%
Total expenses	(52,263)	(47,236)	(5,027)	11%
Net investment income before taxes	87,843	89,810	(1,967)	(2)%
Excise tax expense	(381)	(1,341)	960	(72)%
Federal and state income and other tax expenses	(2,883)	(2,572)	(311)	12%
Net investment income	84,579	85,897	(1,318)	(2)%
Net realized gain (loss)	17,973	(29,545)	47,518	NM
Net unrealized appreciation (depreciation)	(50,599)	63,190	(113,789)	NM
Income tax provision on net realized gain (loss) and net unrealized appreciation (depreciation)	(2,972)	(3,460)	488	NM
Net increase in net assets resulting from operations	$48,981	$116,082	$(67,101)	(58)%

	Three Months Ended March 31,		Net Change
	2026	2025	Amount	%

	(dollars in thousands, except per share amounts)
Net investment income	$84,579	$85,897	$(1,318)	(2)%
Share‑based compensation expense	5,105	4,842	263	5%
Deferred compensation expense	1,102	180	922	NM
Distributable net investment income (a)	$90,786	$90,919	$(133)	—%
Excise tax expense	381	1,341	(960)	(72)%
Federal and state income and other tax expenses	2,883	2,572	311	12%
Distributable net investment income before taxes (b)	$94,050	$94,832	$(782)	(1)%
Net investment income per share—Basic and diluted	$0.93	$0.97	$(0.04)	(4)%
Distributable net investment income per share—Basic and diluted (a)	$1.00	$1.02	$(0.02)	(2)%
Distributable net investment income before taxes per share—Basic and diluted (b)	$1.04	$1.07	$(0.03)	(3)%
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
Investment Income
Total investment income for the three months ended March 31, 2026 was $140.1 million, a 2% increase from the $137.0 million for the corresponding period of 2025. A summary of the changes in the comparable period activity is as follows:

	Three Months Ended March 31,		Net Change
	2026	2025	Amount	%

	(dollars in thousands)
Interest income	$105,306	$98,017	$7,289	7%	(a)
Dividend income	28,196	36,026	(7,830)	(22)%	(b)
Fee income	6,604	3,003	3,601	120%	(c)
Total investment income	$140,106	$137,046	$3,060	2%	(d)
___________________________
(a)The increase in interest income was primarily attributable to higher average levels of income producing Investment Portfolio debt investments, partially offset by (i) a decrease in interest rates, primarily resulting from decreases in benchmark index interest rates on floating rate Investment Portfolio debt investments, and (ii) the negative impact from Investment Portfolio debt investments on non-accrual status.
(b)The decrease in dividend income was primarily a result of dividend income decreases of (i) $8.0 million from our LMM portfolio companies and (ii) $0.7 million from our Private Loan portfolio companies, partially offset by a $0.6 million increase in dividend income from Other Portfolio investments.
(c)The increase in fee income was primarily due to increases of (i) $2.6 million related to increased investment activity and (ii) $1.0 million from increased refinancing and prepayment of Investment Portfolio debt investments.
(d)The increase in total investment income includes a net increase of $1.7 million in certain income considered less consistent or non-recurring, including increases of (i) $1.0 million in such fee income and (ii) $0.7 million in such dividend income.

Expenses
Total expenses for the three months ended March 31, 2026 were $52.3 million, an 11% increase from the $47.2 million in the corresponding period of 2025. A summary of the changes in the comparable period activity is as follows:

	Three Months Ended March 31,		Net Change
	2026	2025	Amount	%

	(dollars in thousands)
Cash compensation	$12,083	$11,296	$787	7%	(a)
Deferred compensation expense	1,102	180	922	NM
Compensation	13,185	11,476	1,709	15%
General and administrative	5,396	5,086	310	6%
Interest	34,043	31,168	2,875	9%	(b)
Share-based compensation	5,105	4,842	263	5%
Gross expenses	57,729	52,572	5,157	10%
Expenses allocated to the External Investment Manager	(5,466)	(5,336)	(130)	2%
Total expenses	$52,263	$47,236	$5,027	11%
___________________________
NM    — Net Change % not meaningful
(a)The increase in cash compensation was primarily attributable to increases in base compensation rates and other compensation related accruals.
(b)The increase in interest expense was primarily related to an increase in our average borrowings outstanding used to fund a portion of the growth of our Investment Portfolio, partially offset by (i) decreased weighted-average interest rates on our Credit Facilities (as defined in the Liquidity and Capital Resources section below) due to decreases in benchmark floating index interest rates and decreases to the applicable margin rates resulting from the amendments of our Credit Facilities in April 2025 and (ii) a decreased weighted-average interest rate on our unsecured debt obligations resulting from the repayment of the December 2025 Notes and the issuance of the August 2028 Notes (each as defined in the Liquidity and Capital Resources section below).
Net Investment Income
Net investment income for the three months ended March 31, 2026 decreased 2% to $84.6 million, or $0.93 per share, compared to $85.9 million, or $0.97 per share, in the corresponding period of 2025. The decrease in net investment income is the result of the increase in the total expenses, partially offset by (i) the increase in total investment income, each as discussed above and (ii) the decrease in net investment income related tax expenses, as discussed below. The decrease in net investment income per share reflects the decrease in net investment income after the impact of the increase in weighted-average shares outstanding for the three months ended March 31, 2026, primarily due to shares issued since the beginning of the comparable period of the prior year through our (i) at-the-market offering program (the “ATM Program”), (ii) dividend reinvestment plan (“DRIP”) and (iii) equity incentive compensation plans. The decrease in net investment income on a per share basis is after a net increase of $0.01 per share resulting from items considered less consistent or non-recurring in nature, including a $0.02 per share increase in such investment income, partially offset by a $0.01 per share increase in deferred compensation expenses.
Distributable Net Investment Income
Distributable net investment income for the three months ended March 31, 2026 decreased 0.1% to $90.8 million, or $1.00 per share, compared to $90.9 million, or $1.02 per share, in the corresponding period of 2025. The decrease in distributable net investment income was primarily due to the decrease in net investment income, as discussed above, excluding the increases in (i) deferred compensation expense and (ii) share-based compensation expense. The decrease in distributable net investment income per share reflects the decrease in distributable net investment income after the impact of the increase in weighted-average shares outstanding for the three months ended March 31, 2026, as discussed above. The decrease in distributable net investment income on a per share basis is after a $0.02 per share increase in investment income considered less consistent or non-recurring in nature.

Net Realized Gain
A summary of the primary components of the total net realized gain on investments of $18.0 million for the three months ended March 31, 2026 is as follows:

	Three Months Ended March 31, 2026
	Full Exits		Partial Exits		Restructures		Other (a)	Total
	Net Gain/(Loss)	# of Portfolio Companies	Net Gain/(Loss)	# of Portfolio Companies	Net Gain/(Loss)	# of Portfolio Companies	Net Gain/(Loss)	Net Gain/(Loss)

	(dollars in thousands)
LMM portfolio	$15,739	2	$—	—	$—	—	$(39)	$15,700
Private Loan portfolio	23	3	—	—	—	—	400	423
Middle Market portfolio	—	—	—	—	—	—	1	1
Other Portfolio	—	—	1,849	2	—	—	—	1,849
Total net realized gain	$15,762	5	$1,849	2	$—	—	$362	$17,973
___________________________
(a)Other activity includes realized gains and losses from transactions involving eight portfolio companies which are not considered to be significant individually or in the aggregate.
Net Unrealized Depreciation
A summary of the total net unrealized depreciation of $50.6 million for the three months ended March 31, 2026 is as follows:

	Three Months Ended March 31, 2026
	LMM (a)	Private Loan	Middle Market	Other		Total

	(in thousands)
Accounting reversals of net unrealized appreciation recognized in prior periods due to net realized gains / income recognized during the current period	$(16,688)	$(891)	$—	$(1,849)		$(19,428)
Net unrealized appreciation (depreciation) relating to portfolio investments	29,302	(35,951)	(2,916)	(21,606)	(b)	(31,171)
Total net unrealized appreciation (depreciation) relating to portfolio investments	$12,614	$(36,842)	$(2,916)	$(23,455)		$(50,599)
___________________________
(a)Includes unrealized appreciation on 35 LMM portfolio investments and unrealized depreciation on 25 LMM portfolio investments.
(b)Includes $22.0 million of unrealized depreciation related to the External Investment Manager.
Income Taxes
Main Street’s income taxes include excise tax expense at MSCC and federal and state income and other tax expenses at the Taxable Subsidiaries. MSCC has elected to be treated for U.S. federal income tax purposes as a RIC. MSCC’s taxable income includes the taxable income generated by MSCC and certain of its subsidiaries, including the Funds and Structured Subsidiaries, which are treated as disregarded entities for tax purposes. As a result of its investment activities and dividend policy and activities, MSCC incurs federal excise tax on its estimated undistributed taxable income. The Taxable Subsidiaries incur federal and state income and other taxes related to net investment income resulting from the Taxable Subsidiaries’ investment activities. The excise tax expense decrease for the three months ended March 31, 2026 when compared to the prior year is due to a reduction in our estimated undistributed taxable income at MSCC, which is taxed at a 4% rate. The net investment income related federal and state income and other tax expenses increase for the three months ended March 31, 2026 when compared to the prior year is due to increases in taxable net investment income at the Taxable Subsidiaries.
The Taxable Subsidiaries also incur taxes on realized gains (losses) and unrealized appreciation (depreciation). These taxes will change over time due to changes in the valuations of portfolio investments and realized gains and losses, in each case, on our investments owned by the Taxable Subsidiaries.

Net Increase in Net Assets Resulting from Operations
The net increase in net assets resulting from operations for the three months ended March 31, 2026 decreased 58% to $49.0 million, or $0.54 per share, compared to $116.1 million, or $1.31 per share, during the three months ended March 31, 2025. The tables above provide a summary of the reasons for the change in net increase in net assets resulting from operations for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
For the three months ended March 31, 2026, we realized a net decrease in cash and cash equivalents of $21.2 million, which is the net result of $138.5 million of cash used in our operating activities and $117.4 million of cash provided by our financing activities.
The $138.5 million of cash used in our operating activities resulted primarily from (i) cash uses totaling $391.9 million for the funding of new and follow-on portfolio investments and (ii) $36.8 million in net cash uses related to other assets and liabilities, partially offset by (i) cash proceeds totaling $207.8 million from the repayments of debt investments and sales of and return of capital from equity investments and (ii) cash flows that we generated from the operating profits earned totaling $84.9 million, which is our distributable net investment income, excluding the non-cash effects of net investment income related deferred taxes, the accretion of unearned income, PIK interest income, cumulative dividends and the amortization expense for deferred financing costs.
The $117.4 million of cash provided by our financing activities principally consisted of (i) $200.0 million in cash proceeds from the issuance of additional aggregate principal amount of the March 2029 Notes (as defined below), (ii) $134.3 million in net cash proceeds from equity offerings from our ATM Program and (iii) $3.0 million of debt issuance premiums, net of payments of deferred financing costs, partially offset by (i) $132.0 million in net repayments from our Credit Facilities and (ii) $87.9 million in dividends paid to our stockholders.
Capital Resources
As of March 31, 2026, we had $20.8 million in cash and cash equivalents and $1.385 billion of unused capacity under our Credit Facilities (as defined below), which we maintain to support our investment and operating activities. As of March 31, 2026, our NAV totaled $3.1 billion, or $33.46 per share.
In February 2026, we expanded the total commitments under our floating rate multi-year revolving credit facility (the “Corporate Facility”) by $30.0 million to $1.175 billion. As of March 31, 2026, we had $119.0 million outstanding and $1,052.1 million of undrawn commitments under our Corporate Facility, and we, through MSCC Funding, had $267.0 million outstanding and $333.0 million of undrawn commitments under our special purpose vehicle revolving credit facility (the “SPV Facility” and, together with the Corporate Facility, the “Credit Facilities”), both of which approximated fair value. Availability under our Credit Facilities is subject to certain leverage and borrowing base limitations, covenants, reporting and other requirements customary for similar credit facilities.
For further information on our Credit Facilities, including key terms and financial covenants, refer to Note E — Debt in the notes to the consolidated financial statements included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
In January 2024, we issued $350.0 million in aggregate principal amount of 6.95% unsecured notes due March 1, 2029 (the “March 2029 Notes”). In March 2026, we issued an additional $200.0 million in aggregate principal amount of the March 2029 Notes at a public offering price of 102.061% resulting in a yield-to-worst of 6.164% on such issuance. The March 2029 Notes issued in March 2026 have identical terms as, and are a part of a single series with, the March 2029 Notes issued in January 2024. The outstanding aggregate principal amount of the March 2029 Notes was $550.0 million and $350.0 million as of March 31, 2026 and December 31, 2025, respectively. The $550.0 million of outstanding March 2029 Notes bear interest at 6.95% per year with a yield-to-maturity of 6.68% as of March 31, 2026.
In January 2021, we issued $300.0 million in aggregate principal amount of 3.00% unsecured notes due July 14, 2026 (the “July 2026 Notes”). In October 2021, we issued an additional $200.0 million in aggregate principal amount of the July 2026 Notes. The outstanding aggregate principal amount of the July 2026 Notes was $500.0 million as of both March 31, 2026 and December 31, 2025.

In June 2024, we issued $300.0 million in aggregate principal amount of 6.50% unsecured notes due June 4, 2027 (the “June 2027 Notes”). In September 2024, we issued an additional $100.0 million in aggregate principal amount of the June 2027 Notes at a public offering price of 102.134% resulting in a yield-to-maturity of 5.617% on such issuance. The June 2027 Notes issued in September 2024 have identical terms as, and are a part of a single series with, the June 2027 Notes issued in June 2024. The outstanding aggregate principal amount of the June 2027 Notes was $400.0 million and bear interest at a rate of 6.50% per year with a yield-to-maturity of approximately 6.34% as of both March 31, 2026 and December 31, 2025.
In August 2025, we issued $350.0 million in aggregate principal amount of 5.40% unsecured notes due August 15, 2028 (the “August 2028 Notes”). The outstanding aggregate principal amount of the August 2028 Notes was $350.0 million as of both March 31, 2026 and December 31, 2025.
Through the Funds, we have the ability to issue SBIC debentures guaranteed by the SBA at favorable interest rates and favorable terms and conditions. Under existing SBIC regulations, SBA-approved SBICs under common control have the ability to issue debentures guaranteed by the SBA up to a regulatory maximum amount of $350.0 million. Under existing SBA-approved commitments, we, through the Funds, had $350.0 million of outstanding SBIC debentures guaranteed by the SBA as of March 31, 2026, which bear a weighted-average annual fixed interest rate of 3.3%, paid semiannually, and mature ten years from issuance. The first maturity related to our SBIC debentures occurs in March 2027, and the weighted-average remaining duration is 4.4 years as of March 31, 2026. Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semiannually. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. We expect to maintain SBIC debentures under the SBIC program in the future, subject to periodic repayments and borrowings, in an amount up to the regulatory maximum amount for affiliated SBIC funds.
In September 2025, we repaid the entire $100.0 million principal amount of the issued and outstanding 7.84% unsecured notes and the entire $50.0 million principal amount of the issued and outstanding 7.53% unsecured notes (collectively, the “December 2025 Notes”) prior to maturity at par value plus the accrued and unpaid interest.
We maintain the ATM Program with certain selling agents through which we can sell up to 20,000,000 shares of our common stock by means of at-the-market offerings from time to time. During the three months ended March 31, 2026, we sold 2,428,582 shares of our common stock at a weighted-average price of $55.85 per share and raised $135.6 million of gross proceeds under the ATM Program, or net proceeds of $134.1 million after commissions to the selling agents on shares sold and offering costs. As of March 31, 2026, sales transactions representing 7,618 shares had not settled and thus were not issued and not included in shares issued and outstanding on the face of the Consolidated Balance Sheets, but are included as outstanding on the Consolidated Statement of Changes in Net Assets, in the weighted-average shares outstanding in the Consolidated Statements of Operations and in the shares used to calculate the NAV per share. As of March 31, 2026, 17,102,357 shares remained available for sale under the ATM Program.
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
If our common stock trades below our NAV per share, we will generally not be able to issue additional common stock at the market price, unless our stockholders approve such a sale and our Board of Directors makes certain determinations. We did not seek stockholder authorization to sell shares of our common stock below the then current NAV per share of our common stock at our 2026 Annual Meeting of Stockholders, and have not sought such authorization since 2012, because our common stock price per share has generally traded significantly above the NAV per share of our common stock since 2011, except for a brief period during market disruptions related to the COVID-19 pandemic. We would therefore need future approval from our stockholders to issue shares below the then current NAV per share.

In order to satisfy the Code requirements applicable to a RIC, we intend to distribute to our stockholders, after consideration and application of our ability under the Code to carry forward certain excess undistributed taxable income from one tax year into the next tax year, substantially all of our taxable income.
In accordance with the 1940 Act, we are allowed to borrow amounts such that our asset coverage ratio, or BDC asset coverage ratio, of our total assets to our total senior securities, which includes borrowings and any preferred stock we may issue in the future, is at least 150% after such borrowing. In January 2008, we received exemptive relief from the SEC to exclude SBA-guaranteed debt securities issued by the Funds and any other wholly-owned subsidiaries of ours which operate as SBICs from the BDC asset coverage ratio which, in turn, enables us to fund more investments with debt capital. Upon receipt of stockholder approval in accordance with the 1940 Act, our BDC asset coverage ratio requirement was reduced from 200% to 150% effective May 3, 2022. As of March 31, 2026, our BDC asset coverage ratio was 241%.
Although we have been able to secure access to additional liquidity, including through our Credit Facilities, public and private debt issuances, leverage available through the SBIC program and equity offerings, there is no assurance that debt or equity capital will be available to us in the future on favorable terms, or at all.
Recently Issued or Adopted Accounting Standards
From time to time, new accounting pronouncements are issued by the FASB or other standards-setting bodies that are adopted by us as of the specified effective date. We believe that the impact of recently issued standards and any that are not yet effective will not have a material impact on our consolidated financial statements upon adoption. For a description of recently issued or adopted accounting standards, see Note B.15. — Summary of Significant Accounting Policies — Recently Issued or Adopted Accounting Standards in the notes to the consolidated financial statements included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
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
Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and fund equity capital and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the Consolidated Balance Sheets. As of March 31, 2026, we had a total of $412.7 million in outstanding commitments comprised of (i) 70 investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded and (ii) 10 investments with equity capital commitments that had not been fully called.

Contractual Obligations
As of March 31, 2026, the future commitments for cash payments in connection with our Credit Facilities, the March 2029 Notes, the July 2026 Notes, the June 2027 Notes, the August 2028 Notes, SBIC debentures and rent obligations under our office lease for each of the next five years and thereafter are as follows:

	2026	2027	2028	2029	2030	Thereafter	Total

	(in thousands)
Corporate Facility (1)	$—	$—	$—	$—	$119,000	$—	$119,000
SPV Facility (1)	—	—	—	—	267,000	—	267,000
March 2029 Notes	—	—	—	550,000	—	—	550,000
Interest due on March 2029 Notes	19,113	38,225	38,225	19,113	—	—	114,676
July 2026 Notes	500,000	—	—	—	—	—	500,000
Interest due on July 2026 Notes	7,500	—	—	—	—	—	7,500
June 2027 Notes	—	400,000	—	—	—	—	400,000
Interest due on June 2027 Notes	26,000	13,000	—	—	—	—	39,000
August 2028 Notes	—	—	350,000	—	—	—	350,000
Interest due on August 2028 Notes	9,450	18,900	18,900	—	—	—	47,250
SBIC debentures	—	75,000	75,000	—	35,000	165,000	350,000
Interest due on SBIC debentures	5,726	10,651	8,128	6,170	6,006	18,558	55,239
Operating Lease Obligation (2)	907	1,267	1,289	1,310	1,333	4,483	10,589
Total	$568,696	$557,043	$491,542	$576,593	$428,339	$188,041	$2,810,254
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
Recent Developments
In April 2026, we issued $150.0 million in aggregate principal amount of 6.93% unsecured notes at par in a private placement (the “April 2031 Notes”). The April 2031 Notes mature on April 15, 2031 and may be redeemed in whole or in part at any time at our option subject to certain make-whole provisions.
In May 2026, we declared a supplemental dividend of $0.30 per share payable in June 2026. This supplemental dividend is in addition to the previously announced regular monthly dividends that we declared of $0.26 per share for each month of April, May and June 2026 or total regular monthly dividends of $0.78 per share for the second quarter of 2026, resulting in total dividends declared for the second quarter of 2026 of $1.08 per share.

In May 2026, we also declared regular monthly dividends of $0.265 per share for each month of July, August and September of 2026. These regular monthly dividends equal a total of $0.795 per share for the third quarter of 2026, representing a 3.9% increase from the regular monthly dividends paid in the third quarter of 2025. Including the regular monthly and supplemental dividends declared through the third quarter of 2026, we will have paid $50.11 per share in cumulative dividends since our October 2007 initial public offering.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to financial market risks, including changes in interest rates, and changes in interest rates may affect both our interest expense on the debt outstanding under our Credit Facilities and our interest income from portfolio investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. Our investment income will be affected by changes in various interest rate indices, including SOFR and Prime rates, to the extent that any debt investments include floating interest rates. See Risk Factors — Risks Related to our Business and Structure — We are subject to risks associated with the interest rate environment and changes in interest rates will affect our cost of capital, net investment income and the value of our investments. and Risk Factors — Risks Related to Leverage — Because we borrow money, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us. included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for more information regarding risks associated with our debt investments and borrowings that utilize SOFR or Prime as a reference rate.
The majority of our debt investments are made with either fixed interest rates or floating rates that are subject to contractual minimum interest rates for the term of the investment. As of March 31, 2026, 60% of our Investment Portfolio debt investments (at cost) bore interest at floating rates, 96% of which were subject to contractual minimum interest rates. As of March 31, 2026, 85% of our debt obligations bore interest at fixed rates. Our interest expense will be affected by changes in the published SOFR in connection with our Credit Facilities; however, the interest rates on our outstanding March 2029 Notes, July 2026 Notes, June 2027 Notes, August 2028 Notes and SBIC debentures, which collectively comprise the majority of our outstanding debt, are fixed for the life of such debt. As of March 31, 2026, we had not entered into any interest rate hedging arrangements. Due to our limited use of derivatives, we have claimed an exclusion from the definition of the term “commodity pool operator” under the Commodity Exchange Act and, therefore, are not subject to registration or regulation as a pool operator thereunder. The Company operates, and expects to continue to operate, as a “limited derivatives user” under Rule 18f-4 under the 1940 Act. In addition, the investment management and other services provided by our External Investment Manager also involve floating rate debt investments and floating rate debt obligations, and as a result the incentive fees earned by our External Investment Manager, and the corresponding benefits to our net investment income contributions from our External Investment Manager, are subject to change based upon any changes in floating benchmark index interest rates.

The approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings, or in the investments and borrowings related to the investment management and other services provided by our External Investment Manager, in both cases, as of March 31, 2026, is as follows:

Basis Point Change	Increase (Decrease) in Interest Income	(Increase) Decrease in Interest Expense	Increase (Decrease) in Net Investment Income from the External Investment Manager (1)	Increase (Decrease) in Net Investment Income	Increase (Decrease) in Net Investment Income per Share

	(dollars in thousands, except per share amounts)
(200)	$(45,046)	$7,720	$(3,306)	$(40,632)	$(0.44)
(175)	(40,203)	6,755	(2,984)	(36,432)	(0.39)
(150)	(34,617)	5,790	(2,537)	(31,364)	(0.34)
(125)	(28,844)	4,825	(1,921)	(25,940)	(0.28)
(100)	(23,072)	3,860	(1,441)	(20,653)	(0.22)
(75)	(17,300)	2,895	(962)	(15,367)	(0.17)
(50)	(11,527)	1,930	(335)	(9,932)	(0.11)
(25)	(5,755)	965	(167)	(4,957)	(0.05)
25	5,728	(965)	168	4,931	0.05
50	11,295	(1,930)	329	9,694	0.10
75	16,814	(2,895)	490	14,409	0.16
100	22,334	(3,860)	650	19,124	0.21
125	27,853	(4,825)	810	23,838	0.26
150	33,372	(5,790)	971	28,553	0.31
175	38,891	(6,755)	1,131	33,267	0.36
200	44,410	(7,720)	1,495	38,185	0.41
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
Although we believe that this analysis is indicative of the impact of interest rate changes to our net investment income as of March 31, 2026, the analysis does not take into consideration future changes in the credit market, credit quality or other business or economic developments that could affect our net investment income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above. The hypothetical results assume that all SOFR and Prime rate changes would be effective on the first day of the period. However, the contractual SOFR and Prime rate reset dates would vary throughout the period. The majority of our investments, and the investments managed by our External Investment Manager, are based on contracts which reset quarterly, while our Credit Facilities, and the debt obligations related to the assets managed by our External Investment Manager, reset monthly. The hypothetical results would also be impacted by the changes in the amount of outstanding debt under our Credit Facilities (with an increase (decrease) in the debt outstanding under the Credit Facilities resulting in an (increase) decrease in the hypothetical interest expense).
Item 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President, Chief Financial Officer, General Counsel and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer, President, Chief Financial Officer, General Counsel and Chief Accounting Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In addition to the other information set forth in this report, you should carefully consider the risk factors described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 that we filed with the SEC on February 27, 2026, which could materially affect our business, financial condition and/or operating results.
There are no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended March 31, 2026, we issued 173,523 shares of our common stock under our DRIP. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of common stock issued during the three months ended March 31, 2026 under our DRIP was $10.0 million.
Upon vesting of restricted stock awarded pursuant to our employee equity compensation plan, shares may be withheld to meet applicable tax withholding requirements. Any withheld shares are treated as common stock purchases by the Company in our consolidated financial statements as they reduce the number of shares received by employees upon vesting (reflected as “Purchase of vested stock for employee payroll tax withholding” in Main Street’s Consolidated Statements of Changes in Net Assets for any share amounts withheld).
Item 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the fiscal quarter ended March 31, 2026, none of our directors or officers adopted or terminated any contract, instruction or written plans for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Investment Committee Appointment
In May 2026, our and the External Investment Manager’s investment committee was expanded to include Nicholas T. Meserve, our Managing Director and Head of Private Credit, in addition to Dwayne L. Hyzak, our Chief Executive Officer and a member of our Board of Directors, David Magdol, our President and Chief Investment Officer, and Vincent D. Foster, the Chairman of our Board of Directors. The investment committee is responsible for all aspects of our investment processes.

Item 6. EXHIBITS
Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description
10.1*
Eighth Amendment to Third Amended and Restated Credit Agreement, dated as of March 12, 2026, by and among Main Street Capital Corporation, the guarantors party thereto, Truist Bank, as administrative agent, and the lenders party thereto.

10.2*	Master Note Purchase Agreement, dated as of April 8, 2026, by and among Main Street Capital Corporation and the purchasers party thereto.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101*
The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal year 2026, filed with the SEC on May 8, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, (ii) the Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025, (iii) the Consolidated Statements of Changes in Net Assets for the three months ended March 31, 2026 and 2025, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025, (v) the Consolidated Schedule of Investments for the periods ended March 31, 2026 and December 31, 2025, (vi) the Notes to Consolidated Financial Statements and (vii) the Consolidated Schedule 12-14 for the three months ended March 31, 2026 and 2025.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
___________________________
*    Filed herewith
**    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Main Street Capital Corporation

/s/ DWAYNE L. HYZAK
Date: May 8, 2026	Dwayne L. Hyzak
Chief Executive Officer
(principal executive officer)

/s/ RYAN R. NELSON
Date: May 8, 2026	Ryan R. Nelson
Chief Financial Officer
(principal financial officer)

/s/ RYAN H. MCHUGH
Date: May 8, 2026	Ryan H. McHugh
Chief Accounting Officer
(principal accounting officer)