Form 10-Q
period 2026-06-30
Main Street Capital CORP
filed 2026-08-07
CIK 1396440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock as of August 6, 2026 was 93,508,461.

MAIN STREET CAPITAL CORPORATION
Consolidated Balance Sheets
(in thousands, except shares and per share amounts)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Investments at fair value:
Control investments (cost: $1,902,897 and $1,824,132, respectively)	$2,587,784	$2,569,626
Affiliate investments (cost: $904,393 and $881,641, respectively)	1,005,158	965,179
Non‑Control/Non‑Affiliate investments (cost: $2,167,359 and $2,018,755, respectively)	2,153,102	1,983,312
Total investments (cost: $4,974,649 and $4,724,528, respectively)	5,746,044	5,518,117
Cash and cash equivalents	58,306	41,959
Interest and dividend receivable	51,541	48,719
Prepaids and other assets	70,147	59,186
Deferred financing costs (net of accumulated amortization of $19,112 and $17,601, respectively)	15,003	13,720
Total assets	$5,941,041	$5,681,701
LIABILITIES
Credit Facilities	$241,000	$518,000
March 2029 Notes (inclusive of unamortized debt issuance premiums of $612 and net of unamortized debt issuance costs/discounts of $2,279, respectively)	550,612	347,721
July 2026 Notes (net of unamortized debt issuance costs/discounts of $22 and $285, respectively)	499,978	499,715
June 2027 Notes (net of unamortized debt issuance costs/discounts of $287 and $431, respectively)	399,713	399,569
August 2028 Notes (net of unamortized debt issuance costs/discounts of $1,622 and $2,004, respectively)	348,378	347,996
SBIC debentures (net of unamortized debt issuance costs of $4,819 and $5,407, respectively)	345,181	344,593
April 2031 Notes (net of unamortized debt issuance costs of $1,009)	148,991	—
Accounts payable and other liabilities	54,941	67,799
Interest payable	36,711	30,094
Dividend payable	24,740	23,358
Deferred tax liability, net	124,258	108,963
Total liabilities	2,774,503	2,687,808
Commitments and contingencies (Note K)
NET ASSETS
Common stock, $0.01 par value per share (150,000,000 shares authorized; 93,354,166 and 89,834,849 shares issued and outstanding, respectively)	934	898
Additional paid-in capital	2,633,935	2,457,660
Total undistributed earnings	531,669	535,335
Total net assets	3,166,538	2,993,893
Total liabilities and net assets	$5,941,041	$5,681,701
NET ASSET VALUE PER SHARE	$33.92	$33.33
The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION
Consolidated Statements of Operations
(in thousands, except shares and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
INVESTMENT INCOME:
Control investments:
Interest income	$36,990	$27,317	$72,214	$53,219
Dividend income	18,761	30,239	41,604	58,884
Fee income	2,431	2,656	6,028	4,351
Total investment income from Control investments	58,182	60,212	119,846	116,454
Affiliate investments:
Interest income	21,893	17,219	41,746	33,696
Dividend income	8,140	6,990	12,460	13,528
Fee income	2,203	1,558	4,211	2,277
Total investment income from Affiliate investments	32,236	25,767	58,417	49,501
Non‑Control/Non‑Affiliate investments:
Interest income	53,750	56,321	103,979	111,959
Dividend income	497	616	1,530	1,459
Fee income	4,907	1,057	5,906	1,646
Total investment income from Non-Control/Non-Affiliate investments	59,154	57,994	111,415	115,064
Total investment income	149,572	143,973	289,678	281,019
EXPENSES:
Interest	(36,637)	(32,519)	(70,680)	(63,687)
Compensation	(14,239)	(12,677)	(27,424)	(24,153)
General and administrative	(5,718)	(5,919)	(11,114)	(11,005)
Share-based compensation	(5,807)	(5,416)	(10,912)	(10,258)
Expenses allocated to the External Investment Manager	6,626	5,892	12,092	11,228
Total expenses	(55,775)	(50,639)	(108,038)	(97,875)
NET INVESTMENT INCOME BEFORE TAXES	93,797	93,334	181,640	183,144
Excise tax expense	(659)	(818)	(1,040)	(2,159)
Federal and state income and other tax expenses	(2,814)	(4,333)	(5,697)	(6,905)
NET INVESTMENT INCOME	90,324	88,183	174,903	174,080
NET REALIZED GAIN (LOSS):
Control investments	46,326	(2,998)	56,361	(2,976)
Affiliate investments	—	55,647	—	57,711
Non‑Control/Non‑Affiliate investments	(13,498)	(229)	(5,560)	(31,860)
Total net realized gain	32,828	52,420	50,801	22,875
NET UNREALIZED APPRECIATION (DEPRECIATION):
Control investments	(13,398)	33,154	(60,606)	33,555
Affiliate investments	12,046	(47,745)	17,227	(8,742)
Non‑Control/Non‑Affiliate investments	33,572	(4,360)	25,000	19,426
Total net unrealized appreciation (depreciation)	32,220	(18,951)	(18,379)	44,239
Income tax benefit (provision) on net realized gain and net unrealized appreciation (depreciation)	(7,795)	882	(10,767)	(2,578)
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$147,577	$122,534	$196,558	$238,616
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE—BASIC AND DILUTED	$1.58	$1.37	$2.14	$2.68
WEIGHTED-AVERAGE SHARES OUTSTANDING—BASIC AND DILUTED	93,253,619	89,258,390	91,961,399	88,986,215
The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION
Consolidated Statements of Changes in Net Assets
(in thousands, except shares)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Total Undistributed Earnings	Total Net Asset Value
	Number of Shares	Par Value
Balances as of December 31, 2024	88,400,391	$884	$2,394,492	$402,462	$2,797,838
Public offering of common stock, net of offering costs	89,091	1	5,197	—	5,198
Share‑based compensation	—	—	4,842	—	4,842
Dividend reinvestment	156,749	2	9,085	—	9,087
Amortization of directors’ deferred compensation	—	—	108	—	108
Issuance of restricted stock, net of forfeited shares	13,366	—	—	—	—
Net increase in net assets resulting from operations	—	—	—	116,082	116,082
Dividends to stockholders	—	—	190	(93,212)	(93,022)
Balances as of March 31, 2025	88,659,597	$887	$2,413,914	$425,332	$2,840,133
Public offering of common stock, net of offering costs	195,454	2	10,831	—	10,833
Share‑based compensation	—	—	5,416	—	5,416
Purchase of vested stock for employee payroll tax withholding	(177,024)	(2)	(10,013)	—	(10,015)
Dividend reinvestment	167,705	2	9,377	—	9,379
Amortization of directors’ deferred compensation	—	—	97	—	97
Issuance of restricted stock, net of forfeited shares	436,863	4	(4)	—	—
Net increase in net assets resulting from operations	—	—	—	122,534	122,534
Dividends to stockholders	—	—	199	(94,359)	(94,160)
Balances as of June 30, 2025	89,282,595	$893	$2,429,817	$453,507	$2,884,217

Balances as of December 31, 2025	89,838,001	$898	$2,457,660	$535,335	$2,993,893
Public offering of common stock, net of offering costs	2,430,825	25	134,258	—	134,283
Share‑based compensation	—	—	5,105	—	5,105
Dividend reinvestment	173,523	2	9,959	—	9,961
Amortization of directors’ deferred compensation	—	—	90	—	90
Issuance of restricted stock, net of forfeited shares	19,924	—	—	—	—
Net increase in net assets resulting from operations	—	—	—	48,981	48,981
Dividends to stockholders	—	—	213	(98,882)	(98,669)
Balances as of March 31, 2026	92,462,273	$925	$2,607,285	$485,434	$3,093,644
Public offering of common stock, net of offering costs	364,392	4	18,867	—	18,871
Share‑based compensation	—	—	5,807	—	5,807
Purchase of vested stock for employee payroll tax withholding	(169,445)	(2)	(8,972)	—	(8,974)
Dividend reinvestment	203,405	2	10,645	—	10,647
Amortization of directors’ deferred compensation	—	—	86	—	86
Issuance of restricted stock, net of forfeited shares	498,700	5	(5)	—	—
Net increase in net assets resulting from operations	—	—	—	147,577	147,577
Dividends to stockholders	—	—	222	(101,342)	(101,120)
Balances as of June 30, 2026	93,359,325	$934	$2,633,935	$531,669	$3,166,538
The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$196,558	$238,616
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Investments in portfolio companies	(733,150)	(645,993)
Proceeds from sales and repayments of debt investments in portfolio companies	457,886	472,012
Proceeds from sales and return of capital of equity investments in portfolio companies	93,892	101,271
Net unrealized (appreciation) depreciation	18,379	(44,239)
Net realized gain	(50,801)	(22,875)
Accretion of unearned income	(12,259)	(10,406)
Payment-in-kind interest	(8,096)	(7,297)
Cumulative dividends	(2,135)	(1,936)
Share-based compensation expense	10,912	10,258
Amortization of deferred financing costs	3,029	3,105
Deferred taxes	15,295	3,945
Changes in other assets and liabilities:
Interest and dividend receivable and prepaids and other assets	(10,411)	1,813
Interest payable	6,617	427
Accounts payable and other liabilities	(12,695)	(19,401)
Deferred fees and other	5,001	2,825
Net cash provided by (used in) operating activities	(21,978)	82,125

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering of common stock, net of offering costs	153,154	16,031
Proceeds from public offering of March 2029 Notes	200,000	—
Proceeds from public offering of April 2031 Notes	150,000	—
Dividends paid	(177,800)	(168,050)
Proceeds from Credit Facilities	873,000	607,000
Repayments on Credit Facilities	(1,150,000)	(514,000)
Debt issuance costs, net	(1,055)	(4,358)
Purchases of vested stock for employee payroll tax withholding	(8,974)	(10,015)
Net cash provided by (used in) financing activities	38,325	(73,392)

Net increase in cash and cash equivalents	16,347	8,733
CASH AND CASH EQUIVALENTS AS OF BEGINNING OF PERIOD	41,959	78,251
CASH AND CASH EQUIVALENTS AS OF END OF PERIOD	$58,306	$86,984

Supplemental cash flow disclosures:
Interest paid	$60,983	$60,068
Taxes paid	$8,734	$16,936
Non-cash financing activities:
Value of shares issued pursuant to the dividend reinvestment plan	$20,608	$18,466
The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments
June 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Control Investments (5)

American Nuts, LLC	(10)	Roaster, Mixer and Packager of Bulk Nuts and Seeds
			Secured Debt	(9)	3/27/2026		12.34%	SF+	8.50%	12.34%	3/28/2028	$321	$321	$321
			Secured Debt	(9)	3/25/2025		12.34%	SF+	8.50%	12.34%	3/28/2028	8,675	8,675	8,675
			Secured Debt	(9)	3/25/2025		12.34%	SF+	8.50%	12.34%	3/28/2028	8,675	8,675	7,205
			Preferred Equity		3/25/2025	26,638							8,970	3,780
													26,641	19,981
Analytical Systems Keco Holdings, LLC		Manufacturer of Liquid and Gas Analyzers
			Secured Debt		8/16/2019		13.25%				8/16/2029	3,692	3,663	3,663
			Preferred Member Units		5/20/2021	2,411							2,387	6,030
			Preferred Member Units		8/16/2019	3,108							3,200	600
			Warrants	(27)	8/16/2019	420					8/16/2029		316	—
													9,566	10,293
Batjer TopCo, LLC		HVAC Mechanical Contractor
			Secured Debt	(25)	3/7/2022						3/7/2027	—	(1)	—
			Secured Debt	(25)	3/7/2022						3/7/2027	—	—	—
			Secured Debt		3/7/2022		10.00%				3/7/2027	9,833	9,819	9,833
			Preferred Stock	(8)	3/7/2022	4,073							4,095	9,500
													13,913	19,333
BDB Holdings, LLC		Casual Restaurant Group
			Secured Debt		2/24/2025		12.00%				2/27/2027	2,574	2,574	2,574
			Preferred Equity		11/4/2024	19,536,995							19,537	6,450
													22,111	9,024
Bolder Panther Group, LLC		Consumer Goods and Fuel Retailer
			Secured Debt	(9) (22)	12/31/2020		11.98%	SF+	8.36%		10/31/2027	101,046	100,869	101,046
			Class B Preferred Member Units	(8)	12/31/2020	140,000	8.00%						14,000	32,100
													114,869	133,146
Brewer Crane Holdings, LLC		Provider of Crane Rental and Operating Services
			Secured Debt	(9)	1/9/2018		13.72%	SF+	10.00%		12/31/2026	5,016	5,016	5,016
			Preferred Member Units	(8)	1/9/2018	2,950							4,280	3,050
			Preferred Member Units	(8)	7/7/2025	312	15.00%			15.00%			360	360
													9,656	8,426
Bridge Capital Solutions Corporation		Financial Services and Cash Flow Solutions Provider
			Preferred Member Units	(29)	7/25/2016	17,742							1,000	—
			Warrants	(27)	7/25/2016	82					7/25/2026		2,132	—
													3,132	—
California Splendor Holdings LLC		Processor of Frozen Fruits

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

		Secured Debt	(25)	3/15/2024						8/28/2028	—	(9)	(9)
		Secured Debt		3/30/2018		14.00%				8/28/2028	25,800	25,781	25,393
		Preferred Member Units	(8)	7/31/2019	11,671	15.00%			15.00%			16,698	16,698
		Preferred Member Units	(8)	3/30/2018	8,729							16,402	8,391
												58,872	50,473
CBT Nuggets, LLC	Produces and Sells IT Training Certification Videos
		Member Units	(8)	6/1/2006	416							1,300	42,170

Chamberlin Holding LLC	Roofing and Waterproofing Specialty Contractor
		Secured Debt	(9) (25)	2/26/2018			SF+	6.00%		2/26/2029	—	(33)	—
		Secured Debt	(9)	2/26/2018		11.74%	SF+	8.00%		2/26/2029	41,220	41,023	41,220
		Member Units	(8)	2/26/2018	4,347							11,440	45,440
		Member Units	(8) (29)	11/2/2018	1,047,146							1,773	4,330
												54,203	90,990
Charps, LLC	Pipeline Maintenance and Construction
		Unsecured Debt		8/26/2020		14.00%				1/31/2030	5,694	5,319	5,694
		Preferred Member Units	(8)	2/3/2017	1,829							1,963	15,180
												7,282	20,874
Clad-Rex Steel, LLC	Specialty Manufacturer of Vinyl-Clad Metal
		Secured Debt	(25)	10/28/2022						7/31/2027	—	—	—
		Secured Debt		12/20/2016		10.00%				7/31/2030	8,904	8,841	8,904
		Secured Debt		12/20/2016		10.00%				12/20/2036	905	899	905
		Member Units	(8)	12/20/2016	717							7,280	14,890
		Member Units	(29)	12/20/2016	800							509	1,510
												17,529	26,209
Cody Pools, Inc.	Designer of Residential and Commercial Pools
		Secured Debt		3/6/2020		12.50%				12/3/2030	1,264	1,182	1,264
		Secured Debt		3/6/2020		12.50%				12/3/2030	33,618	33,129	33,618
		Preferred Member Units	(8) (29)	3/6/2020	587							8,317	63,390
												42,628	98,272
Colonial Electric Company LLC	Provider of Electrical Contracting Services
		Secured Debt	(25)	3/31/2021						3/31/2028	—	—	—
		Secured Debt		3/31/2021		9.00%				3/31/2028	8,779	8,697	8,779
		Preferred Member Units	(8)	3/31/2021	17,280							7,680	22,110
												16,377	30,889
CompareNetworks Topco, LLC	Internet Publishing and Web Search Portals
		Secured Debt	(9)	1/29/2019		14.72%	SF+	11.00%		1/29/2028	4,000	3,996	3,937

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Preferred Member Units		1/29/2019	2,250							3,520	2,620
													7,516	6,557
Compass Systems & Sales, LLC		Designer of End-to-End Material Handling Solutions
			Secured Debt	(25)	11/22/2023						11/22/2028	—	(13)	(13)
			Secured Debt		11/22/2023		13.50%				11/22/2028	15,000	14,929	14,929
			Preferred Equity		11/22/2023	8,069							7,842	7,842
													22,758	22,758
Copper Trail Fund Investments	(12) (13)	Investment Partnership
			LP Interests (CTMH, LP)	(30)	7/17/2017	38.75%							315	380

Cybermedia Technologies, LLC		IT and Digital Services Provider
			Secured Debt	(25)	5/5/2023						5/5/2028	—	—	—
			Secured Debt		5/5/2023		13.00%				5/5/2028	26,448	26,350	26,095
			Preferred Member Units		5/5/2023	556							15,000	770
			Preferred Equity		4/1/2025	2,400,000							2,400	6,910
													43,750	33,775
Datacom, LLC		Technology and Telecommunications Provider
			Secured Debt		3/1/2022		10.00%				12/31/2030	945	945	945
			Secured Debt		3/31/2021		10.00%				12/31/2030	7,722	7,718	2,215
			Preferred Member Units		3/31/2021	9,360							2,970	—
													11,633	3,160
Digital Products Holdings LLC		Designer and Distributor of Consumer Electronics
			Secured Debt	(9)	4/1/2018		13.62%	SF+	10.00%		4/27/2029	11,627	11,569	11,569
			Preferred Member Units	(8)	4/1/2018	3,857							9,501	9,835
													21,070	21,404
Direct Marketing Solutions, Inc.		Provider of Omni-Channel Direct Marketing Services
			Secured Debt	(25)	2/13/2018						2/28/2031	—	(28)	—
			Secured Debt		12/27/2022		14.00%				2/28/2031	43,857	43,536	43,857
			Preferred Stock		2/13/2018	9,936							13,040	31,944
													56,548	75,801
Doral Holdings, LLC		Machinery Moving, Rigging and Millwrighting Provider
			Secured Debt	(25)	5/20/2025						5/20/2030	—	—	—
			Secured Debt		5/20/2025		11.00%				5/20/2030	21,500	21,334	21,500
			Preferred Equity	(8)	5/20/2025	13,000							13,000	32,150
													34,334	53,650
Elgin AcquireCo, LLC		Manufacturer and Distributor of Engine and Chassis Components

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt	(9) (25)	10/3/2022			SF+	6.00%		10/3/2027	—	(2)	(2)
			Secured Debt		10/3/2022		12.00%				10/3/2027	16,661	16,619	16,558
			Secured Debt		10/3/2022		9.00%				10/3/2052	6,184	6,129	6,129
			Common Stock		10/3/2022	285							5,726	4,080
			Common Stock	(29)	10/3/2022	939							1,558	3,400
													30,030	30,165
Flame King Holdings, LLC		Propane Tank and Accessories Distributor
			Secured Debt		6/30/2025		12.00%				6/30/2030	66,000	65,481	66,000
			Common Equity	(8) (29)	4/15/2026	3,929							3,929	3,929
			Preferred Equity	(8)	10/29/2021	9,360							10,400	57,920
													79,810	127,849
Gamber-Johnson Holdings, LLC		Manufacturer of Ruggedized Computer Mounting Systems
			Secured Debt	(9) (34)	6/24/2016		11.12%	SF+	7.50%		1/1/2028	1,600	1,600	1,600
			Secured Debt	(9) (34)	11/22/2024		11.12%	SF+	7.50%		1/1/2028	74,966	74,876	74,966
			Member Units	(8)	6/24/2016	9,042							17,692	124,460
			Member Units	(29)	12/15/2025	408							304	304
													94,472	201,330
Garreco, LLC		Manufacturer and Supplier of Dental Products
			Member Units		7/15/2013	1,200							1,200	1,340

GRT Rubber Technologies LLC		Manufacturer of Engineered Rubber Products
			Secured Debt		12/21/2018		9.72%	SF+	6.00%		10/29/2026	3,146	3,145	3,146
			Secured Debt		12/19/2014		11.72%	SF+	8.00%		10/29/2026	40,493	40,477	40,493
			Member Units	(8)	12/19/2014	5,879							13,065	42,910
													56,687	86,549
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (2717 MH, L.P.)	(30)	10/1/2017	49.26%							1,158	1,865
			LP Interests (2717 HPP-MS, L.P.)	(8) (30)	3/11/2022	49.26%							256	257
			LP Interests (2717 GRE-LP, L.P.)	(30)	4/18/2024	43.05%							441	516
			LP Interests (423 COR, L.P.)	(30)	6/2/2022	26.89%							2,900	4,994
													4,755	7,632
Harrison Hydra-Gen, Ltd.		Manufacturer of Hydraulic Generators
			Common Stock	(8)	6/4/2010	107,456							718	6,500

IG Investor, LLC		Military and Other Tactical Gear

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt		6/21/2023		13.00%				6/21/2028	800	784	800
			Secured Debt		6/21/2023		13.00%				6/21/2028	33,464	33,330	33,464
			Common Equity		6/21/2023	14,400							14,400	31,200
													48,514	65,464
Jensen Jewelers of Idaho, LLC		Retail Jewelry Store
			Secured Debt	(9) (25)	8/29/2017			P+	6.75%		11/14/2026	—	—	—
			Secured Debt	(9)	11/14/2006		13.50%	P+	6.75%		11/14/2026	578	578	578
			Member Units	(8)	11/14/2006	627							811	12,270
													1,389	12,848
JorVet Holdings, LLC		Supplier and Distributor of Veterinary Equipment and Supplies
			Secured Debt		3/28/2022		12.00%				3/28/2027	23,321	23,286	23,286
			Preferred Equity	(8)	3/28/2022	109,926							10,993	13,740
													34,279	37,026
JTI Electrical & Mechanical, LLC	(10)	Electrical, Mechanical and Automation Services
			Secured Debt	(9) (14)	8/25/2025		8.89%	SF+	5.00%	8.89%	6/20/2030	6,529	6,529	6,280
			Secured Debt	(9) (14)	8/25/2025		9.89%	SF+	6.00%	9.89%	6/20/2030	36,513	36,513	7,685
			Secured Debt	(14)	8/25/2025		15.00%			15.00%	6/20/2030	16,842	6,204	—
			Common Equity		12/22/2021	1,684,211							1,684	—
			Common Equity		8/25/2025	842,000							842	—
													51,772	13,965
Kickhaefer Manufacturing Company, LLC		Precision Metal Parts Manufacturing
			Secured Debt		10/31/2018		11.50%				10/31/2029	11,509	11,402	11,402
			Secured Debt		10/31/2018		9.00%				10/31/2048	3,883	3,853	3,853
			Preferred Equity	(8)	10/31/2018	581							12,240	19,850
			Member Units	(8) (29)	10/31/2018	800							992	4,190
													28,487	39,295
Legacy Swim Group		Swim Lessons Provider
			Secured Debt		4/30/2026		13.00%				11/7/2030	805	789	789
			Secured Debt		11/7/2025		13.00%				11/7/2030	32,000	31,723	31,723
			Preferred Equity	(8)	11/7/2025	366							14,996	14,996
													47,508	47,508
Metalforming Holdings, LLC		Distributor of Sheet Metal Folding and Metal Forming Equipment
			Secured Debt	(25)	10/19/2022						10/19/2026	—	(9)	—
			Secured Debt		10/19/2022		8.75%				10/19/2027	17,237	17,192	17,237
			Preferred Equity	(8)	10/19/2022	5,915,585	8.00%			8.00%			5,916	5,916
			Common Stock	(8)	10/19/2022	1,537,219							1,537	10,670
													24,636	33,823
Moffitt Holdings, LLC		Bulk Fuel and Lubricants Distributor
			Secured Debt		3/19/2025		13.00%				3/19/2030	33,250	33,005	33,005

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Preferred Equity		3/19/2025	14,300							14,300	15,560
													47,305	48,565
MS Private Loan Fund I, LP	(12) (13)	Investment Partnership
			Secured Debt	(9)	1/26/2021		6.62%	SF+	3.00%		3/23/2031	16,480	16,480	16,480
			LP Interests	(8) (30)	1/26/2021	14.51%							15,000	14,195
													31,480	30,675
MS Private Loan Fund II, LP	(12) (13)	Investment Partnership
			Secured Debt	(9) (25)	9/5/2023			SF+	3.00%		3/5/2029	—	(71)	(71)
			LP Interests	(8) (30)	9/5/2023	12.46%							10,500	11,503
													10,429	11,432
MSC Adviser I, LLC	(16)	Third Party Investment Advisory Services
			Member Units	(8)	11/22/2013	100%							29,500	225,200

MSC Income Fund, Inc.	(12) (13)	Business Development Company
			Secured Debt	(9) (25)	2/26/2026			SF+	4.50%		12/31/2029	—	(137)	(137)
			Common Equity	(8)	5/2/2022	2,025,220							30,013	23,432
													29,876	23,295
MVI MSO, LLC		Vascular Practice Specializing in Comprehensive Vein and Artery Diagnosis and Treatment
			Secured Debt		3/28/2025		13.00%				3/28/2030	9,850	9,777	9,777
			Preferred Equity	(8)	3/28/2025	270							2,700	3,430
													12,477	13,207
NAPCO Precast, LLC		Precast Concrete Manufacturing
			Member Units	(8)	1/31/2008	2,955							4,145	10,260
			Member Units	(8) (29)	9/30/2025	468							—	620
													4,145	10,880
Nello Industries Investco, LLC		Manufacturer of Steel Poles and Towers For Critical Infrastructure
			Secured Debt		6/4/2024		13.00%				6/4/2029	41,344	41,155	41,344
			Preferred Equity	(8)	6/4/2024	336,803							11,197	29,550
													52,352	70,894
NexRev LLC		Provider of Energy Efficiency Products & Services
			Preferred Member Units		2/28/2018	103,144,186							8,213	13,350

NRP Jones, LLC		Manufacturer of Hoses, Fittings and Assemblies
			Secured Debt	(14)	12/21/2017		12.00%				9/18/2028	2,191	2,161	369
			Preferred Equity		12/8/2011	495,000							482	—
			Member Units		12/22/2011	74,761							114	—
			Member Units		12/22/2011	74,761							3,823	—
			Common Equity	(29)	6/20/2025	927,581							928	928

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

												7,508	1,297
NuStep, LLC	Designer, Manufacturer and Distributor of Fitness Equipment
		Secured Debt	(9)	1/31/2017		10.22%	SF+	6.50%		1/31/2028	2,600	2,600	2,600
		Secured Debt		1/31/2017		12.00%				1/31/2030	18,440	18,184	17,689
		Preferred Member Units		11/2/2022	2,400							2,785	6,470
		Preferred Member Units		1/31/2017	486							11,866	10,040
												35,435	36,799
OMi Topco, LLC	Manufacturer of Overhead Cranes
		Secured Debt		8/31/2021		12.00%				12/31/2029	29,000	28,961	29,000
		Preferred Member Units	(8)	4/1/2008	900							1,080	77,300
												30,041	106,300
Orttech Holdings, LLC	Distributor of Industrial Clutches, Brakes and Other Components
		Secured Debt	(9) (25)	7/30/2021			SF+	11.00%		7/31/2026	—	—	—
		Secured Debt	(9)	7/30/2021		14.72%	SF+	11.00%		7/31/2026	20,760	20,757	20,760
		Preferred Stock	(29)	7/30/2021	10,000							10,000	10,340
												30,757	31,100
Pinnacle TopCo, LLC	Manufacturer and Distributor of Garbage Can Liners, Poly Bags, Produce Bags, and Other Similar Products
		Secured Debt	(25)	12/21/2023						12/21/2028	—	(8)	—
		Secured Debt		12/21/2023		13.00%				12/21/2028	26,080	25,950	26,080
		Preferred Equity	(8)	12/21/2023	440							12,540	20,440
												38,482	46,520
PPL RVs, Inc.	Recreational Vehicle Dealer
		Secured Debt	(9) (25)	10/31/2019			SF+	8.75%		11/15/2027	—	(2)	—
		Secured Debt	(9)	11/15/2016		12.54%	SF+	8.75%		11/15/2027	15,191	15,143	15,191
		Common Stock	(8)	6/10/2010	2,000							2,150	16,060
		Common Stock	(8) (29)	6/14/2022	238,421							238	678
												17,529	31,929
Principle Environmental, LLC	Noise Abatement Service Provider
		Secured Debt		7/1/2011		13.00%				11/15/2026	4,897	4,890	4,897
		Preferred Member Units	(8)	2/1/2011	21,806							5,709	15,740
		Common Stock		1/27/2021	1,037							1,200	750
												11,799	21,387
Quality Lease Service, LLC	Provider of Rigsite Accommodation Unit Rentals and Related Services
		Member Units		6/8/2015	1,000							7,508	477

River Aggregates, LLC	Processor of Construction Aggregates
		Member Units	(8) (29)	12/20/2013	1,500							369	9,780

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)	PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Robbins Bros. Jewelry, Inc.	Bridal Jewelry Retailer
		Secured Debt	(14) (25)	12/15/2021					12/15/2026	—	(73)	(73)
		Secured Debt	(14)	12/15/2021		12.50%		10.00%	12/15/2026	33,660	31,345	13,841
		Preferred Equity		12/15/2021	11,070						11,070	—
											42,342	13,768
Shift Transit ParentCo, LP	Micromobility Operator for Bikeshare and Scootershare
		Secured Debt		4/22/2026		13.00%			4/22/2029	1,750	1,734	1,734
		Secured Debt		4/22/2026		13.00%			4/22/2031	17,800	17,632	17,632
		Secured Debt		4/22/2026		13.00%			4/22/2031	10,200	10,104	10,104
		Preferred Equity		4/22/2026	12,000						12,000	12,000
											41,470	41,470
Spring Engineering Holdings, LLC	Provider of Architectural, Engineering and Land Planning and Entitlement Services
		Secured Debt		2/27/2026		13.00%			2/27/2031	23,391	23,176	23,176
		Preferred Member Units		2/27/2026	4,650						4,650	4,650
											27,826	27,826
Tedder Industries, LLC	Manufacturer of Firearm Holsters and Accessories
		Secured Debt	(17)	8/31/2018		12.00%		12.00%	8/31/2023	1,355	1,335	1,355
		Secured Debt	(14) (17)	8/31/2018		12.00%		12.00%	8/31/2023	15,200	15,045	5,828
		Preferred Member Units		8/28/2023	6,605						661	—
		Preferred Member Units		2/1/2023	5,643						564	—
		Preferred Member Units		8/31/2018	544						9,245	—
											26,850	7,183
Televerde, LLC	Provider of Telemarketing and Data Services
		Preferred Stock		1/26/2022	248						718	1,794
		Member Units		1/6/2011	460						1,290	612
											2,008	2,406
Trantech Radiator Topco, LLC	Transformer Cooling Products and Services
		Secured Debt		5/31/2019		11.50%			5/31/2031	1,600	1,600	1,600
		Secured Debt		5/31/2019		13.50%			5/31/2031	31,280	31,070	31,280
		Secured Debt		11/21/2025		9.00%			5/31/2027	2,040	2,036	2,040
		Secured Debt		3/25/2026		9.00%			5/31/2027	2,100	2,092	2,100
		Secured Debt		3/25/2026		9.00%			5/31/2027	400	399	400
		Common Stock	(8)	5/31/2019	654						6,021	27,450
		Common Equity	(29)	11/21/2025	723						696	696
											43,914	65,566
Trinity Medical Holdings, LLC	Orthopedic Healthcare Platform
		Secured Debt	(25)	10/8/2025					10/8/2030	—	—	—

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt		10/8/2025		13.00%				10/8/2030	58,500	58,002	58,500
			Preferred Equity	(8)	10/8/2025	22,500							22,500	33,190
													80,502	91,690
Victory Energy Operations, LLC		Provider of Industrial and Commercial Combustion Systems
			Secured Debt		10/3/2024		13.00%				10/3/2029	2,154	2,132	2,132
			Secured Debt		10/3/2024		13.00%				10/3/2029	48,251	47,937	47,937
			Preferred Equity		10/3/2024	51,421							22,471	25,210
													72,540	75,279
Volusion, LLC		Provider of Online Software-as-a-Service eCommerce Solutions
			Secured Debt	(17)	3/31/2023		10.00%				3/31/2025	2,100	2,100	2,100
			Preferred Member Units		3/31/2023	5,097,595							1,229	1,746
			Preferred Member Units		3/31/2023	142,512							—	—
			Preferred Member Units		1/26/2015	4,876,670							14,000	—
			Common Stock		3/31/2023	1,802,780							2,576	—
													19,905	3,846
VVS Holdco LLC		Omnichannel Retailer of Animal Health Products
			Secured Debt	(9) (25)	12/1/2021			SF+	6.00%		12/1/2026	—	—	—
			Secured Debt		12/1/2021		11.50%				12/1/2026	22,800	22,781	22,781
			Preferred Equity	(29)	12/1/2021	12,240							12,240	12,240
													35,021	35,021
Ziegler’s NYPD, LLC		Casual Restaurant Group
			Secured Debt		7/31/2025		12.00%				12/31/2027	150	150	150
			Secured Debt		12/30/2024		12.00%				12/31/2027	1,750	1,750	1,633
			Preferred Member Units		6/30/2015	16,878							3,154	—
													5,054	1,783
Subtotal Control investments (81.7% of net assets at fair value)													$1,902,897	$2,587,784
Affiliate Investments (6)
AAC Holdings, Inc.	(11)	Substance Abuse Treatment Service Provider
			Secured Debt		4/15/2026		21.00%			21.00%	11/24/2032	$1,364	$1,094	$1,364
			Secured Debt		11/24/2025		21.00%			21.00%	11/24/2032	1,141	1,041	1,141
			Secured Debt		4/1/2025		20.00%			20.00%	11/24/2032	988	988	988
			Secured Debt	(14)	3/28/2025		20.00%			20.00%	11/24/2032	3,109	3,109	1,385
			Secured Debt	(14)	3/28/2025		20.00%			20.00%	11/24/2032	3,109	3,109	1,385
			Preferred Equity		3/28/2025	12,621,635							8,520	—
			Common Stock		12/11/2020	654,743							3,148	—
													21,009	6,263
BLI Acquisition, LLC		Healthcare Provider Data Services
			Secured Debt		2/2/2026		14.00%				2/2/2031	13,200	13,079	13,079

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Member Units		2/2/2026	210,000							2,100	2,100
													15,179	15,179
Boccella Precast Products LLC		Manufacturer of Precast Hollow Core Concrete
			Secured Debt		9/23/2021		10.00%				2/28/2027	256	256	256
			Member Units	(8)	6/30/2017	2,160,000							2,256	2,630
													2,512	2,886
Buca C, LLC		Casual Restaurant Group
			Secured Debt	(14) (17)	8/7/2024		15.00%			15.00%	11/4/2024	9,086	6,366	—
			Secured Debt	(14) (17)	6/28/2024		15.00%			15.00%	4/1/2025	19	—	—
			Secured Debt	(14) (17)	6/30/2015		15.00%			15.00%	8/31/2023	11,977	5,861	—
			Preferred Member Units		6/30/2015	6	6.00%			6.00%			4,770	—
													16,997	—
Career Team Holdings, LLC		Provider of Workforce Training and Career Development Services
			Secured Debt	(9) (25)	12/17/2021			SF+	6.00%		6/5/2030	—	(40)	(40)
			Secured Debt		12/17/2021		13.00%				6/5/2030	21,892	21,516	21,516
			Common Stock		12/17/2021	540,597							5,406	5,406
													26,882	26,882
CenterPeak Holdings, LLC		Executive Search Services
			Preferred Equity	(8)	12/10/2021	3,310							3,635	28,300

CGMS Parent LLC		Commercial Subcontractor Specializing in Concrete Flatwork
			Secured Debt	(25)	12/26/2025						12/26/2030	—	(35)	(35)
			Secured Debt		12/26/2025		13.00%				12/26/2030	24,688	24,469	24,469
			Preferred Equity	(8)	12/26/2025	2,000							10,000	10,000
													34,434	34,434
Classic H&G Holdings, LLC		Provider of Engineered Packaging Solutions
			Preferred Member Units		3/12/2020	154							—	2,040

Congruent Credit Opportunities Funds	(12) (13)	Investment Partnership
			LP Interests (Congruent Credit Opportunities Fund III, LP)	(30)	2/4/2015	12.49%							308	836

Connect Telecommunications Solutions Holdings, Inc.	(13) (21)	Value-Added Distributor of Fiber Products and Equipment
			Secured Debt		10/9/2024		13.00%				10/9/2029	23,075	22,925	22,925
			Preferred Equity		10/9/2024	22,304							12,596	12,596
													35,521	35,521

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)	PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

DMA Industries, LLC		Distributor of Aftermarket Ride Control Products
			Secured Debt		6/18/2024		13.00%			6/18/2029	4,642	4,616	4,642
			Secured Debt		11/19/2021		13.00%			6/18/2029	12,800	12,760	12,800
			Preferred Equity		11/19/2021	5,944						5,944	15,884
			Preferred Equity	(8)	6/18/2024	3,068	15.00%		15.00%			4,038	9,168
												27,358	42,494
Dos Rios Partners	(12) (13)	Investment Partnership
			LP Interests (Dos Rios Partners, LP)	(30)	4/25/2013	20.24%						5,896	6,886
			LP Interests (Dos Rios Partners - A, LP)	(30)	4/25/2013	6.43%						1,872	2,187
												7,768	9,073
Dos Rios Stone Products LLC	(10)	Limestone and Sandstone Dimension Cut Stone Mining Quarries
			Class A Preferred Units	(29)	6/27/2016	2,000,000						2,000	—

EIG Fund Investments	(12) (13)	Investment Partnership
			LP Interests (EIG Global Private Debt Fund-A, L.P.)	(8)	11/6/2015	5,000,000						84	—

FCC Intermediate Holdco, LLC		Supply Chain Management Services
			Secured Debt	(25)	5/28/2024					5/28/2029	—	—	—
			Secured Debt		5/28/2024		13.00%			5/29/2029	30,340	28,085	30,340
			Warrants	(8) (27)	5/28/2024	12				5/28/2034		3,920	13,600
												32,005	43,940
Freeport Financial Funds	(12) (13)	Investment Partnership
			LP Interests (Freeport Financial SBIC Fund LP)	(30)	3/23/2015	9.30%						1,642	704
			LP Interests (Freeport First Lien Loan Fund III LP)	(30)	7/31/2015	5.95%						586	108
												2,228	812
FRG AcquireCo, LLC		Technology Focused Risk Management Advisory Firm
			Secured Debt	(25)	9/22/2025					9/22/2028	—	(15)	(15)
			Secured Debt		9/22/2025		13.50%			9/22/2030	8,482	8,411	8,411
			Preferred Equity		9/22/2025	3,500						3,500	3,500
												11,896	11,896
GFG Group, LLC		Grower and Distributor of a Variety of Plants and Products to Other Wholesalers, Retailers and Garden Centers
			Secured Debt		3/31/2021		13.50%			3/31/2031	14,173	14,059	14,173
			Preferred Member Units	(8)	3/31/2021	226						4,900	10,940

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

													18,959	25,113
Gulf Manufacturing, LLC	(13)	Manufacturer of Specialty Fabricated Industrial Piping Products
			Secured Debt		3/15/2024		11.76%	SF+	8.13%		3/15/2029	4,000	3,973	3,913
			Secured Debt		3/15/2024		11.76%	SF+	8.13%		3/15/2029	36,700	35,949	35,949
			Preferred Equity		12/23/2025	208							2,077	5,190
			Member Units	(8)	8/31/2007	438							2,980	3,630
			Common Stock	(8) (29)	11/18/2024	888							888	1,530
													45,867	50,212
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (HPEP 3, L.P.)	(30)	8/9/2017	8.22%							1,297	3,806
			LP Interests (HPEP 4, L.P.)	(30)	7/12/2022	11.61%							7,694	9,617
			LP Interests (423 HAR, L.P.)	(8) (30)	6/2/2023	15.60%							750	1,302
													9,741	14,725
Hawk Ridge Systems, LLC		Value-Added Reseller of Engineering Design and Manufacturing Solutions
			Secured Debt	(9) (25)	12/2/2016			SF+	6.00%		1/15/2029	—	(21)	—
			Secured Debt	(25)	1/2/2026						1/15/2029	—	—	—
			Secured Debt	(25)	1/2/2026						1/15/2029	—	—	—
			Secured Debt		12/2/2016		12.00%				1/15/2029	49,871	49,624	49,871
			Preferred Member Units	(8)	12/2/2016	226							2,850	26,310
			Preferred Member Units	(29)	12/2/2016	226							150	1,380
													52,603	77,561
Houston Plating and Coatings, LLC		Provider of Plating and Industrial Coating Services
			Unsecured Convertible Debt		5/1/2017		10.00%				4/2/2029	3,000	2,973	3,000
			Member Units	(8)	1/8/2003	322,297							2,352	3,190
													5,325	6,190
Independent Pet Partners Intermediate Holdings, LLC	(10)	Omnichannel Retailer of Specialty Pet Products
			Common Equity		4/7/2023	18,006,407							18,300	18,920

Infinity X1 Holdings, LLC		Manufacturer and Supplier of Personal Lighting Products
			Secured Debt	(25)	2/2/2026						3/31/2028	—	—	—
			Secured Debt		3/31/2023		12.00%				3/31/2028	14,849	14,841	14,849
			Preferred Equity	(8)	3/31/2023	87,360							4,368	16,790
													19,209	31,639
Integral Energy Services	(10)	Nuclear Power Staffing Services
			Secured Debt	(9)	8/20/2021		11.46%	SF+	7.50%		8/20/2027	12,219	12,119	11,870
			Preferred Equity	(8)	12/7/2023	3,188	10.00%			10.00%			296	435
			Preferred Equity		6/3/2025	3,078	10.00%			10.00%			328	490

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Common Stock		8/20/2021	9,968							1,356	420
													14,099	13,215
Iron-Main Investments, LLC		Consumer Reporting Agency Providing Employment Background Checks and Drug Testing
			Secured Debt	(25)	6/18/2026						6/30/2031	—	(16)	(16)
			Secured Debt		8/2/2021		13.00%				6/30/2031	51,497	50,990	50,990
			Preferred Equity		6/26/2024	711	25.00%			25.00%			711	1,170
			Preferred Equity		9/26/2025	155	25.00%			25.00%			155	155
			Preferred Equity		6/18/2026	136	25.00%			25.00%			136	136
			Common Stock		8/3/2021	203,016							2,756	2,850
													54,732	55,285
ITA Holdings Group, LLC		Air Ambulance Services
			Secured Debt	(9)	6/21/2023		10.90%	SF+	7.00%		6/21/2027	1,180	1,175	1,180
			Secured Debt	(9)	6/30/2025		10.90%	SF+	7.00%		6/21/2027	6,490	6,480	6,490
			Secured Debt	(9)	6/21/2023		10.90%	SF+	7.00%		6/21/2027	4,935	4,669	4,935
			Secured Debt	(9)	6/21/2023		10.90%	SF+	7.00%		6/21/2027	4,935	4,669	4,935
			Secured Debt	(9)	6/30/2025		10.90%	SF+	7.00%		6/21/2027	1,770	1,767	1,770
			Secured Debt	(9)	3/4/2026		10.90%	SF+	7.00%		6/21/2027	2,360	2,360	2,360
			Warrants	(8) (27)	6/21/2023	193,307					6/21/2033		2,091	14,830
													23,211	36,500
Kennedy Fab HoldCo, LLC		Structural Steel Fabricator Specializing in Fabrication, Product Finishing and Field Services
			Preferred Equity	(8)	3/4/2026	11,490							11,490	11,490
													11,490	11,490
KMS, LLC	(10)	Wholesaler of Closeout and Value-Priced Products
			Secured Debt	(9)	12/29/2025		9.23%	SF+	5.50%		10/1/2028	543	511	543
			Secured Debt		2/10/2025		12.50%				10/1/2028	1,173	1,153	1,173
			Secured Debt		2/10/2025		12.50%				10/1/2028	855	855	855
			Preferred Equity		2/10/2025	9,213							4,890	6,270
													7,409	8,841
Mills Fleet Farm Group, LLC	(10)	Omnichannel Retailer of Work, Farm and Lifestyle Merchandise
			Secured Debt	(9)	12/19/2024		9.16%	SF+	5.50%	9.16%	1/28/2031	3,045	3,045	2,995
			Secured Debt	(9) (26)	4/11/2025		9.17%	SF+	5.50%	9.17%	1/28/2031	1,808	1,808	1,779
			Preferred Equity	(8) (29)	12/19/2024	66,306							15,512	12,340
													20,365	17,114
MoneyThumb Acquisition, LLC		Provider of Software-as-a-Service Financial File Conversion and Reconciliation
			Secured Debt		8/19/2024		13.00%				8/19/2029	6,385	6,071	6,071
			Preferred Member Units	(8)	8/19/2024	163,282	12.00%			12.00%			2,042	2,890

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Warrants	(27)	8/19/2024	59,368					8/19/2029		594	1,080
													8,707	10,041
Nearshore AcquireCo, LLC		Provider of Outsourcing Services
			Secured Debt	(25)	11/12/2025						11/12/2030	—	(22)	(22)
			Secured Debt	(25)	11/12/2025						11/12/2030	—	(55)	(55)
			Secured Debt		11/12/2025		13.00%				11/12/2030	21,900	21,710	21,710
			Preferred Equity		11/12/2025	10,520,000							5,260	5,360
													26,893	26,993
OnAsset Intelligence, Inc.		Provider of Transportation Monitoring / Tracking Products and Services
			Secured Debt	(14)	4/18/2011		12.00%			12.00%	9/30/2026	4,415	4,415	1,346
			Secured Debt	(14)	5/10/2013		12.00%			12.00%	9/30/2026	2,116	2,116	645
			Secured Debt	(14)	3/21/2014		12.00%			12.00%	9/30/2026	983	983	300
			Secured Debt	(14)	5/20/2014		12.00%			12.00%	9/30/2026	964	964	294
			Unsecured Debt	(14)	6/5/2017		10.00%			10.00%	9/30/2026	305	305	—
			Preferred Stock		4/18/2011	912	7.00%			7.00%			1,981	—
			Common Stock		4/15/2021	635							830	—
			Warrants	(27)	4/18/2011	4,699					5/10/2027		1,089	—
													12,683	2,585
Oneliance, LLC		Construction Cleaning Company
			Preferred Stock	(8)	8/6/2021	1,128							1,128	3,270

RA Outdoors LLC	(10)	Software Solutions Provider for Outdoor Activity Management
			Secured Debt	(9)	4/8/2021		10.58%	SF+	6.75%	10.58%	6/30/2027	1,510	1,510	1,258
			Secured Debt	(9)	2/5/2025		10.58%	SF+	6.75%	10.58%	6/30/2027	478	478	399
			Secured Debt	(9)	7/17/2025		10.58%	SF+	6.75%	10.58%	6/30/2027	467	467	389
			Secured Debt	(9)	4/8/2021		10.58%	SF+	6.75%	10.58%	6/30/2027	15,794	15,788	13,160
			Common Equity		8/12/2024	110							—	—
													18,243	15,206
Revenue Recovery Holdings, LLC		Third Party Tax Collection Services
			Secured Debt	(25)	7/25/2025						7/25/2030	—	(16)	(16)
			Secured Debt		7/25/2025		13.00%				7/25/2030	6,700	6,646	6,646
			Preferred Equity		7/25/2025	104,904							1,049	1,960
													7,679	8,590
RFG AcquireCo, LLC		Aerial Survey, Aerial Survey Equipment Sales & Rental, Aircraft Maintenance
			Secured Debt	(25)	6/2/2025						6/2/2027	—	(5)	(5)
			Secured Debt		6/2/2025		13.50%				6/2/2030	12,000	11,910	11,910
			Secured Debt		6/2/2025		13.50%				6/2/2030	41,500	41,404	41,404
			Preferred Equity		6/2/2025	11,401							11,401	12,771

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)	PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

												64,710	66,080
SI East, LLC		Rigid Industrial Packaging Manufacturing
			Secured Debt		8/31/2018		11.80%			6/16/2028	2,250	2,242	2,250
			Secured Debt	(23)	6/16/2023		12.84%			6/16/2028	66,850	66,785	66,850
			Preferred Member Units	(8)	8/31/2018	165						1,525	16,550
												70,552	85,650
Slick Innovations, LLC		Text Message Marketing Platform
			Secured Debt		9/13/2018		14.00%			3/21/2030	22,760	22,574	22,760
			Common Stock		9/13/2018	70,000						—	2,890
												22,574	25,650
Specialized Aviation Holdings, LLC		Distributor and Service and Maintenance Provider for Specialty Aircraft
			Secured Debt		8/29/2025		13.00%			8/29/2030	22,875	22,688	22,688
			Preferred Stock	(8)	8/29/2025	25,000						15,000	15,000
												37,688	37,688
Student Resource Center, LLC	(10)	Higher Education Services
			Secured Debt		9/11/2024		8.50%		8.50%	12/31/2027	230	230	860
			Secured Debt	(14)	12/31/2022		8.50%		8.50%	12/31/2027	5,327	4,884	1,708
			Preferred Equity		12/31/2022	5,907,649						—	—
												5,114	2,568
Superior Rigging & Erecting Co.		Provider of Steel Erecting, Crane Rental & Rigging Services
			Preferred Member Units	(8)	8/31/2020	1,636						4,500	18,480

The Affiliati Network, LLC		Performance Marketing Solutions
			Preferred Stock		9/1/2023	312,910						313	313
			Preferred Stock	(8)	8/9/2021	1,280,000						6,400	6,400
												6,713	6,713
UnionRock Energy Fund II, LP	(12) (13)	Investment Partnership
			LP Interests	(30)	6/15/2020	11.11%						2,542	4,228

UnionRock Energy Fund III, LP	(12) (13)	Investment Partnership
			LP Interests	(8) (30)	6/6/2023	14.91%						4,694	5,898

UniTek Global Services, Inc.	(11)	Provider of Outsourced Infrastructure Services
			Preferred Stock		8/21/2018	11,450,416	20.00%		20.00%			8,416	11,208
			Preferred Stock		6/30/2017	21,382,147	19.00%		19.00%			3,667	—
			Preferred Stock		1/15/2015	42,338,440	13.50%		13.50%			7,924	—

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Common Stock		4/1/2020	2,370,059							—	—
													20,007	11,208
Urgent DSO LLC		General and Emergency Dentistry Practice
			Secured Debt		2/16/2024		13.50%				2/16/2029	8,800	8,753	8,491
			Preferred Equity	(8)	2/16/2024	4,000							4,614	772
													13,367	9,263
Wildcats Topco LLC		Provider of Veterinary Services and Products
			Common Equity		5/8/2025	22,426,711							22,427	24,640

World Micro Holdings, LLC		Supply Chain Management
			Secured Debt		12/12/2022		13.00%				12/12/2027	9,227	9,201	9,201
			Preferred Equity	(8)	12/12/2022	3,845							3,845	3,845
													13,046	13,046
Subtotal Affiliate investments (31.7% of net assets at fair value)													$904,393	$1,005,158
Non-Control/Non-Affiliate Investments (7)
Adams Publishing Group, LLC	(10)	Local Newspaper Operator
			Secured Debt	(9) (33)	3/11/2022		11.00%	SF+	8.00%	1.00%	3/11/2027	$9,619	$9,619	$9,584
			Secured Debt	(9) (33)	11/26/2025		11.00%	SF+	8.00%	1.00%	3/11/2027	754	746	746
			Secured Debt	(9) (33)	3/11/2022		11.00%	SF+	8.00%	1.00%	3/11/2027	15,274	15,266	15,209
													25,631	25,539
AGS American Glass Services Acquisition, LLC	(10)	Provider of Custom Glass Fabrication & Installation and Specialty Coating Solutions
			Secured Debt	(9) (25)	7/24/2025			SF+	5.50%		7/24/2031	—	(32)	(32)
			Secured Debt	(9) (25)	7/24/2025			SF+	5.50%		7/24/2031	—	(18)	(18)
			Secured Debt	(9)	7/24/2025		9.16%	SF+	5.50%		7/24/2031	9,164	9,049	9,081
			Preferred Equity		7/24/2025	7,292							729	570
													9,728	9,601
Airo Purchaser, Inc.	(10)	Provider of HVAC and Plumbing Installation Services
			Secured Debt	(9) (25)	8/1/2025			SF+	5.25%		8/1/2030	—	(56)	(56)
			Secured Debt	(9) (25)	8/1/2025			SF+	5.25%		8/1/2030	—	(28)	(28)
			Secured Debt	(9)	8/1/2025		8.91%	SF+	5.25%		8/1/2030	27,457	27,065	27,457
			Common Equity		8/1/2025	1,521							1,521	1,650
													28,502	29,023
AMEREQUIP LLC	(10)	Full Services Provider Including Design, Engineering and Manufacturing of Commercial and Agricultural Equipment

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Common Stock	(8)	8/31/2022	235							1,844	—

American Health Staffing Group, Inc.	(10)	Healthcare Temporary Staffing
			Secured Debt	(9) (25)	11/19/2021			P+	5.25%		11/19/2028	—	(2)	(2)
			Secured Debt	(9)	11/19/2021		12.00%	P+	5.25%		11/19/2028	5,376	5,368	5,376
													5,366	5,374
ArborWorks, LLC	(10)	Vegetation Management Services
			Secured Debt		11/6/2023		15.00%			15.00%	11/6/2028	4,503	4,503	4,503
			Secured Debt	(9)	11/6/2023		10.24%	SF+	6.50%	10.24%	11/6/2028	9,458	9,458	9,458
			Preferred Equity		11/6/2023	32,507							14,060	18,353
			Preferred Equity		11/6/2023	32,507							—	—
			Common Equity		11/9/2021	3,898							234	—
													28,255	32,314
Archer Systems, LLC	(10)	Mass Tort Settlement Administration Solutions Provider
			Common Stock	(8)	8/11/2022	1,387,832							1,388	2,450

ATS Operating, LLC	(10)	For-Profit Thrift Retailer
			Secured Debt	(9)	1/18/2022		9.95%	SF+	6.00%		1/18/2028	1,440	1,392	1,440
			Secured Debt	(9)	1/18/2022		8.95%	SF+	5.00%		1/18/2028	6,660	6,660	6,660
			Secured Debt	(9)	1/18/2022		10.95%	SF+	7.00%		1/18/2028	6,660	6,660	6,660
			Common Stock		1/18/2022	720,000							720	1,020
													15,432	15,780
Auria Space, LLC	(10)	Provider of Satellite Operations and Command Software for Defense and Intelligence Platforms
			Secured Debt	(9) (25)	12/31/2025			SF+	5.00%		12/31/2030	—	(151)	(151)
			Secured Debt	(9)	12/31/2025		8.64%	SF+	5.00%		12/31/2030	60,805	59,988	60,805
			Secured Debt	(9)	12/31/2025		8.64%	SF+	5.00%		12/31/2030	57,004	56,245	57,004
			Member Units		2/6/2026	562,714							3,040	3,040
													119,122	120,698
AVEX Aviation Holdings, LLC	(10)	Specialty Aircraft Dealer & MRO Provider
			Secured Debt	(9) (25)	12/23/2022			SF+	7.25%		12/23/2027	—	(48)	(48)
			Secured Debt	(9) (25)	12/18/2025			SF+	7.25%		12/23/2027	—	(28)	(28)
			Secured Debt	(9)	12/23/2022		11.14%	SF+	7.25%		12/23/2027	23,141	22,841	23,141
			Common Equity		12/15/2021	984							934	1,212
													23,699	24,277
Behavior Development Group Holdings	(10)	Applied Behavior Analysis Therapy Provider
			Secured Debt	(9) (32)	12/17/2025		9.69%	SF+	6.00%		12/17/2030	900	880	900
			Secured Debt	(9)	12/17/2025		9.73%	SF+	6.00%		12/17/2030	9,548	9,421	9,548
			Common Equity		12/17/2025	300							300	300

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

													10,601	10,748
Berry Aviation, Inc.	(10)	Charter Airline Services
			Preferred Member Units	(29)	3/8/2024	286,109							286	347
			Preferred Member Units	(29)	11/12/2019	122,416							—	—
			Preferred Member Units	(29)	7/6/2018	1,548,387							—	—
													286	347
Bluestem Brands, Inc.	(11)	Multi-Channel Retailer of General Merchandise
			Secured Debt	(9) (14) (17)	1/9/2024		12.23%	SF+	8.50%	11.23%	5/6/2026	202	126	252
			Secured Debt	(9) (14) (17)	10/19/2022		14.25%	P+	7.50%	13.25%	5/6/2026	2,734	2,685	84
			Secured Debt	(9) (14) (17)	8/28/2020		12.23%	SF+	8.50%	11.23%	5/6/2026	4,183	3,908	—
			Common Stock		10/1/2020	723,184							1	—
			Warrants	(27)	10/19/2022	163,295					10/19/2032		1,036	—
													7,756	336
B-O-F Corporation	(10)	Manufacturer of Gravity Flow Shelving Solutions for Retail Applications
			Secured Debt	(9) (25)	2/3/2025			SF+	5.75%		2/3/2030	—	(15)	(15)
			Secured Debt	(9)	2/3/2025		8.44%	SF+	4.75%		2/3/2030	3,938	3,889	3,919
			Secured Debt	(9)	2/3/2025		10.44%	SF+	6.75%		2/3/2030	3,938	3,889	3,919
			Common Equity		2/3/2025	248,718							249	249
													8,012	8,072
Bond Brand Loyalty ULC	(10) (13) (21)	Provider of Loyalty Marketing Services
			Secured Debt	(9)	5/1/2023		9.59%	SF+	5.75%		5/1/2028	285	275	285
			Secured Debt	(9)	10/31/2025		9.59%	SF+	5.75%		5/1/2028	1,389	1,368	1,389
			Secured Debt	(9)	5/1/2023		8.59%	SF+	4.75%		5/1/2028	6,244	6,199	6,244
			Secured Debt	(9)	5/1/2023		10.59%	SF+	6.75%		5/1/2028	6,244	6,199	6,244
			Preferred Equity		5/1/2023	571							571	610
			Common Equity		5/1/2023	571							—	—
													14,612	14,772
Brainworks Software, LLC	(10)	Advertising Sales and Newspaper Circulation Software
			Secured Debt	(9) (14) (17)	8/12/2014		14.00%	P+	7.25%		7/22/2019	761	761	—
			Secured Debt	(9) (14) (17)	8/12/2014		14.00%	P+	7.25%		7/22/2019	7,056	7,056	—
													7,817	—
Brightwood Capital Fund Investments	(12) (13)	Investment Partnership
			LP Interests (Brightwood Capital Fund III, LP)	(30)	7/21/2014	1.59%							4,898	2,607
			LP Interests (Brightwood Capital Fund IV, LP)	(8) (30)	10/26/2016	0.59%							3,150	2,984
			LP Interests (Brightwood Capital Fund V, LP)	(8) (30)	7/12/2021	0.72%							4,900	5,146
													12,948	10,737

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Channel Partners Intermediateco, LLC	(10)	Outsourced Consumer Services Provider
			Secured Debt	(9) (32)	2/7/2022		10.66%	SF+	6.75%		2/7/2027	7,354	7,298	7,354
			Secured Debt	(9)	2/7/2022		10.64%	SF+	6.75%		2/7/2027	35,608	35,520	35,608
			Secured Debt	(9)	6/24/2022		10.64%	SF+	6.75%		2/7/2027	1,973	1,968	1,973
			Secured Debt	(9)	3/27/2023		10.64%	SF+	6.75%		2/7/2027	4,768	4,749	4,768
			Secured Debt	(9)	5/11/2026		10.65%	SF+	6.75%		2/7/2027	3,908	3,829	3,908
													53,364	53,611
Clarius BIGS, LLC	(10)	Prints & Advertising Film Financing
			Secured Debt	(14) (17) (37)	9/23/2014						1/5/2015	2,627	2,627	4

Computer Data Source, LLC	(10)	Third Party Maintenance Provider to the Data Center Ecosystem
			Secured Debt		3/6/2026		15.00%			15.00%	8/6/2026	787	776	776
			Secured Debt	(9) (14) (32)	8/6/2021		14.05%	SF+	10.25%	14.05%	8/6/2026	9,062	9,045	5,912
			Secured Debt	(9) (14)	8/6/2021		14.05%	SF+	10.25%	14.05%	8/6/2026	22,091	22,066	14,412
													31,887	21,100
Core Transformers	(10)	Refurbisher and Distributor of Electric Transformers
			Secured Debt	(9) (25)	9/24/2025			SF+	5.00%		9/23/2031	—	(54)	(54)
			Secured Debt	(9) (25)	9/24/2025			SF+	5.00%		9/23/2031	—	(54)	(54)
			Secured Debt	(9)	9/24/2025		8.66%	SF+	5.00%		9/23/2031	6,269	6,161	6,269
			Common Equity		9/24/2025	626,923							627	3,650
													6,680	9,811
Coregistics Buyer LLC	(10) (13) (21)	Contract Packaging Service Provider
			Secured Debt	(9)	6/29/2024		10.16%	SF+	6.50%		6/28/2029	1,669	1,616	1,655
			Secured Debt	(9)	6/29/2024		10.16%	SF+	6.50%		6/28/2029	10,516	10,363	10,409
			Secured Debt	(9)	6/29/2024		10.41%	SF+	6.75%		6/28/2029	31,629	31,156	30,389
			Secured Debt	(9)	8/15/2024		10.15%	SF+	6.50%		6/28/2029	7,011	6,924	6,938
													50,059	49,391
CoreStack, Inc.	(10)	Multi-Cloud Governance Platform Provider
			Secured Debt		3/25/2026		10.00%			10.00%	9/25/2028	1,413	1,413	1,413
			Secured Debt	(37)	3/25/2026						9/25/2028	13,089	13,089	13,089
													14,502	14,502
CQ Fluency, LLC	(10)	Global Language Services Provider
			Secured Debt	(9) (25)	12/27/2023			SF+	6.50%		6/27/2027	—	(19)	(19)
			Secured Debt	(9)	12/27/2023		10.33%	SF+	6.50%		6/27/2027	9,984	9,899	9,984
													9,880	9,965

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

CRC Evans USA Bidco, Inc.	(10) (13) (21)	Manufacturers of Equipment, Including Drilling Rigs and Equipment, and Providers of Supplies and Services to Companies Involved in the Drilling, Evaluation and Completion of Oil and Gas Wells
			Secured Debt	(9) (25)	8/19/2022			SF+	6.75%		6/30/2029	—	(139)	—
			Secured Debt	(9) (25)	12/31/2025			SF+	6.75%		6/30/2029	—	(240)	(240)
			Secured Debt	(9)	12/31/2025		10.74%	SF+	6.75%		6/30/2029	9,296	9,140	9,296
			Secured Debt	(9)	8/19/2022		10.71%	SF+	6.75%		6/30/2029	14,564	14,284	14,564
													23,045	23,620
Creative Foam Corporation	(10)	Manufacturer of Custom Engineered Die Cut, Formed Foam, Nonwoven, and Multi-material Component Solutions for the Automotive and Healthcare Markets
			Secured Debt	(9) (25)	6/27/2024			SF+	7.00%		6/27/2029	—	(158)	(158)
			Secured Debt	(9)	3/4/2025		10.67%	SF+	7.00%		6/27/2029	5,528	5,445	5,528
			Secured Debt	(9)	6/27/2024		10.73%	SF+	7.00%		6/27/2029	88,607	87,528	88,607
			Common Equity		3/4/2025	10,851							1,085	600
													93,900	94,577
Dalton US Inc.	(10)	Provider of Supplemental Labor Services
			Common Stock		8/16/2022	515							720	650

Dynamic Communities, LLC	(10)	Developer of Business Events and Online Community Groups
			Secured Debt	(9)	12/20/2022		11.74%	SF+	8.00%	11.74%	12/31/2026	2,769	2,716	2,769
			Secured Debt	(9)	12/20/2022		12.74%	SF+	9.00%		12/31/2026	2,493	2,259	2,463
			Preferred Equity		12/20/2022	125,000							128	110
			Preferred Equity		12/20/2022	2,376,241							—	—
			Common Equity		12/20/2022	1,250,000							—	—
													5,103	5,342
Electro Technical Industries, LLC	(10)	Manufacturer of Mission-Critical Electrical Distribution Systems
			Secured Debt	(9) (25)	3/31/2025			SF+	5.50%		3/31/2030	—	(131)	(131)
			Secured Debt	(9) (26)	3/31/2025		9.14%	SF+	5.50%		3/31/2030	49,517	48,782	49,517
			Common Equity		3/31/2025	1,464,286							1,464	3,960
													50,115	53,346
Emerald Technologies Acquisition Co, Inc.	(11)	Design & Manufacturing
			Secured Debt	(9)	2/10/2022		10.13%	SF+	6.25%	5.25%	12/31/2029	9,497	9,422	7,456

EnCap Energy Fund Investments	(12) (13)	Investment Partnership

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			LP Interests (EnCap Energy Capital Fund VIII, L.P.)	(8) (30)	1/22/2015	0.14%							2,560	77
			LP Interests (EnCap Energy Capital Fund IX, L.P.)	(8) (30)	1/22/2015	0.10%							3,149	729
			LP Interests (EnCap Energy Capital Fund X, L.P.)	(8) (30)	3/25/2015	0.15%							6,949	4,309
			LP Interests (EnCap Energy Capital Fund XII, L.P.)	(8) (30)	8/31/2023	0.19%							7,915	8,765
			LP Interests (EnCap Flatrock Midstream Fund II, L.P.)	(30)	3/30/2015	0.84%							3,799	15
			LP Interests (EnCap Flatrock Midstream Fund III, L.P.)	(8) (30)	3/27/2015	0.25%							3,300	1,119
													27,672	15,014
Escalent, Inc.	(10)	Market Research and Consulting Firm
			Secured Debt	(9) (32)	4/7/2023		9.73%	SF+	6.00%		4/7/2029	424	406	424
			Secured Debt	(9)	10/2/2024		9.73%	SF+	6.00%		4/7/2029	1,333	1,319	1,333
			Secured Debt	(9)	4/7/2023		9.73%	SF+	6.00%		4/7/2029	25,120	24,763	25,120
			Common Equity		4/7/2023	649,794							663	910
													27,151	27,787
Event Holdco, LLC	(10)	Event and Learning Management Software for Healthcare Organizations and Systems
			Secured Debt	(9)	12/22/2021		10.99%	SF+	7.00%		12/22/2026	3,692	3,689	3,692
			Secured Debt	(9)	12/22/2021		10.99%	SF+	7.00%		12/22/2026	47,758	47,715	47,758
													51,404	51,450
EWMW LP	(12) (13)	Investment Partnership
			Secured Debt		12/23/2025		9.69%	SF+	6.00%			3,016	3,016	3,016

Fuse, LLC	(11)	Cable Networks Operator
			Secured Debt		6/30/2019		2.50%				12/31/2028	1,810	1,810	272
			Common Stock		6/30/2019	10,429							256	—
													2,066	272
Garyline, LLC	(10)	Manufacturer of Consumer Plastic Products
			Secured Debt	(9) (32)	4/14/2025		10.89%	SF+	7.25%		10/14/2027	2,053	2,003	2,053
			Secured Debt	(9)	4/14/2025		10.90%	SF+	7.25%		10/14/2027	28,242	27,952	28,242
			Common Equity		11/10/2023	705,882							706	450
													30,661	30,745
GradeEight Corp.	(10)	Distributor of Maintenance and Repair Parts
			Secured Debt	(9)	10/4/2024		11.15%	SF+	7.50%		10/4/2029	150	85	150
			Secured Debt	(9)	10/4/2024		11.37%	SF+	7.50%		10/4/2029	4,150	4,076	4,132
			Secured Debt	(9) (26)	10/4/2024		11.13%	SF+	7.50%		10/4/2029	30,418	30,020	30,284

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Common Equity		10/4/2024	1,653							1,634	1,090
													35,815	35,656
GS HVAM Intermediate, LLC	(10)	Specialized Food Distributor
			Secured Debt	(9)	10/18/2019		10.24%	SF+	6.50%		11/30/2026	3,394	3,386	3,394
			Secured Debt	(9)	10/18/2019		10.24%	SF+	6.50%		11/30/2026	9,800	9,779	9,800
			Secured Debt	(9)	9/15/2023		10.24%	SF+	6.50%		11/30/2026	879	877	879
			Secured Debt	(9)	12/22/2023		10.24%	SF+	6.50%		11/30/2026	210	210	210
			Secured Debt	(9)	8/22/2024		10.24%	SF+	6.50%		11/30/2026	5,670	5,657	5,670
													19,909	19,953
GULF PACIFIC ACQUISITION, LLC	(10)	Rice Processor and Merchandiser
			Secured Debt	(9) (32)	9/30/2022		10.74%	SF+	7.00%		9/30/2028	353	345	319
			Secured Debt	(9)	9/30/2022		10.75%	SF+	7.00%		9/30/2028	293	286	265
			Secured Debt	(9)	9/30/2022		10.74%	SF+	7.00%		9/30/2028	3,523	3,491	3,182
													4,122	3,766
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (423 AER II, LP)	(30)	6/2/2025	4.13%							1,678	2,089
			LP Interests (HPEP 5, L.P.)	(30)	6/10/2026	17.46%							500	500
													2,178	2,589
HDC/HW Intermediate Holdings	(10)	Managed Services and Hosting Provider
			Secured Debt	(9) (14)	3/7/2024		9.01%	SF+	3.50%	2.50%	8/21/2026	2,607	2,557	1,161
			Secured Debt	(14)	3/7/2024		2.50%			2.50%	8/21/2026	1,583	671	—
			Common Equity		3/7/2024	64,029							—	—
													3,228	1,161
Hornblower Sub, LLC	(10)	Marine Tourism and Transportation
			Secured Debt	(9)	7/3/2024		9.17%	SF+	5.50%	1.50%	7/3/2029	1,920	1,890	1,920
			Secured Debt	(9)	7/3/2024		9.18%	SF+	5.50%	1.50%	7/3/2029	33,052	32,841	33,052
													34,731	34,972
Horwitz Holdings, LLC	(10)	Provider of Mechanical, Electrical and Plumbing Services
			Secured Debt	(9) (25)	6/30/2026			SF+	5.50%		6/30/2031	—	(481)	(481)
			Secured Debt	(9) (25)	6/30/2026			SF+	5.50%		6/30/2031	—	(321)	(321)
			Secured Debt	(9)	6/30/2026		9.23%	SF+	5.50%		6/30/2031	81,471	79,868	79,868
													79,066	79,066
HOWLCO LLC	(11) (13) (21)	Provider of Accounting and Business Development Software to Real Estate End Markets
			Secured Debt	(9)	8/19/2021		10.33%	SF+	6.50%	3.50%	10/23/2027	27,665	27,665	26,655

Hybrid Promotions, LLC	(10)	Wholesaler of Licensed, Branded and Private Label Apparel

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt	(9)	6/30/2021		11.94%	SF+	8.25%		12/31/2027	7,200	7,136	7,200

IG Parent Corporation	(11)	Software Engineering
			Secured Debt	(9)	7/30/2021		9.49%	SF+	5.75%		7/30/2028	153	147	153
			Secured Debt	(9)	7/30/2021		9.49%	SF+	5.75%		7/30/2028	10,075	10,028	10,075
			Secured Debt	(9)	7/30/2021		9.49%	SF+	5.75%		7/30/2028	4,828	4,803	4,828
													14,978	15,056
Ignite Visibility LLC	(10)	Digital Marketing Services Agency
			Secured Debt	(9)	12/15/2025		8.69%	SF+	5.00%		12/1/2028	4,759	4,701	4,757
			Secured Debt	(9)	12/15/2025		10.69%	SF+	7.00%		12/1/2028	4,759	4,701	4,756
													9,402	9,513
Imaging Business Machines, L.L.C.	(10)	Technology Hardware & Equipment
			Common Equity	(8)	6/8/2023	849							1,166	1,090

Implus Footcare, LLC	(10)	Provider of Footwear and Related Accessories
			Secured Debt	(9)	6/13/2025		9.74%	SF+	6.00%	4.00%	10/30/2028	1,983	1,983	1,983
			Secured Debt	(9)	7/31/2025		9.74%	SF+	6.00%	9.74%	10/30/2028	4,644	4,644	4,644
			Common Equity		7/31/2025	4,238,917							5,680	5,690
													12,307	12,317
Insight Borrower Corporation	(10)	Test, Inspection, and Certification Instrument Provider
			Secured Debt	(9) (32)	7/19/2023		9.95%	SF+	6.25%		7/19/2028	617	586	561
			Secured Debt	(9)	7/19/2023		9.92%	SF+	6.25%		7/19/2029	14,061	13,845	12,788
			Common Equity		7/19/2023	131,100							656	40
													15,087	13,389
Inspire Aesthetics Management, LLC	(10)	Surgical and Non-Surgical Plastic Surgery and Aesthetics Provider
			Secured Debt	(9)	4/3/2023		13.22%	SF+	9.50%	1.50%	4/3/2028	864	856	818
			Secured Debt	(9)	4/3/2023		13.22%	SF+	9.50%	1.50%	4/3/2028	7,303	7,239	6,904
			Secured Debt	(9)	6/14/2023		13.22%	SF+	9.50%	1.50%	4/3/2028	2,938	2,914	2,776
			Secured Debt	(9)	12/31/2024		13.22%	SF+	9.50%	1.50%	4/3/2028	339	339	320
			Common Equity		4/3/2023	177,594							463	97
													11,811	10,915
Interface Security Systems, L.L.C	(10)	Commercial Security & Alarm Services
			Secured Debt	(17) (32)	12/9/2021		13.77%	SF+	10.00%	13.77%	8/7/2023	2,561	2,561	2,333
			Secured Debt	(9) (14) (17)	8/7/2019		10.74%	SF+	7.00%	10.74%	8/7/2023	7,313	7,237	19
			Common Stock		12/7/2021	2,143							—	—
													9,798	2,352
Invincible Boat Company, LLC.	(10)	Manufacturer of Sport Fishing Boats

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt	(9)	8/28/2019		11.29%	SF+	7.50%		3/31/2029	934	928	738
			Secured Debt	(9) (26)	8/28/2019		11.29%	SF+	7.50%	11.29%	3/31/2029	17,458	17,425	13,285
													18,353	14,023
Isagenix International, LLC	(11)	Direct Marketer of Health & Wellness Products
			Secured Debt	(9) (14)	4/13/2023		12.27%	SF+	8.50%	9.77%	4/14/2028	3,159	2,991	458
			Common Equity		4/13/2023	198,743							—	—
													2,991	458
Island Pump and Tank, LLC	(10)	Provider of Facility and Maintenance Services to Fuel Retailers in Northeast U.S.
			Secured Debt	(9)	5/20/2024		10.95%	SF+	7.00%	10.95%	5/17/2029	482	478	395
			Secured Debt	(9)	5/20/2024		10.95%	SF+	7.00%	10.95%	5/17/2029	2,222	2,199	1,824
			Secured Debt	(9)	5/20/2024		10.95%	SF+	7.00%	10.95%	5/17/2029	2,228	2,205	1,828
			Secured Debt	(9)	5/20/2024		10.95%	SF+	7.00%	10.95%	5/17/2029	2,233	2,210	1,832
													7,092	5,879
Jackmont Hospitality, Inc.	(10)	Franchisee of Casual Dining Restaurants
			Secured Debt	(9) (26)	10/26/2022		11.31%	SF+	7.50%		11/4/2026	729	727	729
			Secured Debt	(9) (26)	2/27/2024		11.32%	SF+	7.50%		11/4/2026	625	624	625
			Secured Debt	(9) (26)	11/1/2024		11.32%	SF+	7.50%		11/4/2026	667	663	667
			Secured Debt	(9)	11/8/2021		11.32%	SF+	7.50%		11/4/2026	1,685	1,682	1,685
			Preferred Equity		11/8/2021	2,826,667							110	650
													3,806	4,356
Joerns Healthcare, LLC	(11)	Manufacturer and Distributor of Health Care Equipment & Supplies
			Secured Debt	(9)	3/30/2024		11.76%	SF+	8.00%		3/29/2029	1,833	1,833	1,833
			Secured Debt	(9)	3/30/2024		11.76%	SF+	8.00%		3/29/2029	1,369	1,369	1,369
			Common Stock		3/29/2024	5,461,019							200	280
													3,402	3,482
LBCT Topco LP		Provider of IT Hardware Services and Software Solutions
			Common Equity		6/22/2026	4,000,000							4,000	4,000

LKCM Headwater Investments	(12) (13)	Investment Partnership
			LP Interests (LKCM Headwater Investments I, L.P.)	(30)	1/25/2013	2.27%							—	265
			LP Interests (LKCM Headwater CV I Minerals, L.P.)	(30)	3/27/2026	1.82%							618	618
													618	883
LLFlex, LLC	(10)	Provider of Metal-Based Laminates

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt	(9)	8/16/2021		11.84%	SF+	8.00%	3.00%	12/31/2029	4,268	4,190	3,578

Logix Acquisition Company, LLC	(10)	Competitive Local Exchange Carrier
			Secured Debt	(9)	4/11/2025		10.67%	SF+	7.00%	1.25%	12/31/2028	44,477	43,911	44,477
			Secured Debt		4/11/2025						12/31/2028	2,963	2,400	2,316
													46,311	46,793
Looking Glass Investments, LLC	(12) (13)	Specialty Consumer Finance
			Member Units		7/1/2015	3							125	25

MCT Purchaserco Holding Inc.	(10) (13) (21)	Manufacturer and Distributor of High-Voltage Disconnect Switches
			Secured Debt	(9) (32)	12/1/2025		9.23%	SF+	5.50%		12/2/2030	10,084	9,983	10,084
			Secured Debt	(9)	12/1/2025		9.23%	SF+	5.50%		12/2/2030	39,557	39,205	39,557
			Common Equity		12/1/2025	1,590,287							1,139	1,239
													50,327	50,880
Microbe Formulas, LLC	(10)	Nutritional Supplements Provider
			Secured Debt	(9) (25)	4/4/2022			SF+	5.50%		4/3/2028	—	(21)	(21)
			Secured Debt	(9)	11/20/2024		9.24%	SF+	5.50%		4/3/2028	10,967	10,888	10,967
			Secured Debt	(9)	4/4/2022		9.24%	SF+	5.50%		4/3/2028	11,365	11,297	11,365
													22,164	22,311
Mini Melts of America, LLC	(10)	Manufacturer and Distributor of Branded Premium Beaded Ice Cream
			Secured Debt	(9) (32)	11/30/2023		9.92%	SF+	6.25%		11/30/2028	1,724	1,703	1,555
			Secured Debt	(9) (26)	11/30/2023		9.91%	SF+	6.25%		11/30/2028	1,295	1,279	1,168
			Secured Debt	(9)	11/30/2023		8.92%	SF+	5.25%		11/30/2028	4,567	4,513	4,120
			Secured Debt	(9)	11/30/2023		10.92%	SF+	7.25%		11/30/2028	4,567	4,511	4,121
			Common Equity		11/30/2023	524,888							525	140
													12,531	11,104
Mission Critical Group	(10)	Backup Power Generation
			Secured Debt	(9) (25)	4/1/2026			SF+	5.25%		10/1/2030	—	(81)	(81)
			Secured Debt	(9) (25)	4/1/2026			SF+	5.25%		10/1/2030	—	(234)	(234)
			Secured Debt	(9)	4/1/2026		8.93%	SF+	5.25%		10/1/2030	111,846	110,361	111,846
			Common Equity		6/7/2023	1,234							1,234	41,670
													111,280	153,201
MonitorUS Holding, LLC	(10) (13) (21)	SaaS Provider of Media Intelligence Services
			Secured Debt		5/24/2022		9.00%			6.00%	5/30/2029	4,164	4,150	4,358
			Secured Debt		5/24/2022		9.00%			6.00%	5/30/2029	10,771	10,733	12,173
			Secured Debt		5/24/2022		9.00%			6.00%	5/30/2029	18,164	18,104	18,164
			Secured Debt		6/25/2025		9.00%			6.00%	5/30/2029	1,241	1,230	1,219
			Common Stock		8/30/2022	111,058,246							1,221	461

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

													35,438	36,375
Obra Capital, Inc.	(10)	Provider of Asset Management Services Specialized in Insurance-Linked Strategies
			Secured Debt	(9) (25)	6/21/2024			SF+	7.50%		12/21/2028	—	(4)	(4)
			Secured Debt	(9)	6/21/2024		11.25%	SF+	7.50%	0.50%	6/21/2029	25,978	25,271	25,978
			Secured Debt	(9)	5/13/2025		11.25%	SF+	7.50%	0.50%	6/21/2029	3,142	3,044	3,142
													28,311	29,116
OnPoint Industrial Services, LLC	(10)	Environmental & Facilities Services
			Secured Debt	(9)	12/18/2024		9.73%	SF+	6.00%		11/16/2027	1,348	1,340	1,348
			Secured Debt	(9)	4/1/2024		9.73%	SF+	6.00%		11/16/2027	3,746	3,727	3,746
													5,067	5,094
Ospemifene Royalty Sub LLC	(10)	Estrogen-Deficiency Drug Manufacturer and Distributor
			Secured Debt	(14) (37)	7/8/2013						11/15/2026	4,322	4,322	15

PavCon LLC	(10)	Provider of Predictive Data Analytics to the Department of Defense
			Secured Debt	(9) (25)	1/2/2026			SF+	5.50%		1/2/2031	—	(28)	(28)
			Secured Debt	(9) (25)	1/2/2026			SF+	5.50%		1/2/2031	—	(28)	(28)
			Secured Debt	(9)	1/2/2026		9.49%	SF+	5.50%		1/2/2031	10,823	10,628	10,715
													10,572	10,659
Peaches Holding Corporation		Wholesale Provider of Consumer Packaging Solutions
			Common Equity		5/22/2024	3,226							7,221	—

PrimeFlight Aviation Services	(10) (13)	Air Freight & Logistics
			Secured Debt	(9)	5/1/2023		9.16%	SF+	5.50%		5/1/2029	7,760	7,623	7,760
			Secured Debt	(9)	9/7/2023		9.23%	SF+	5.50%		5/1/2029	741	727	741
			Secured Debt	(9)	1/30/2024		9.23%	SF+	5.50%		5/1/2029	745	734	745
			Secured Debt	(9)	6/28/2024		8.98%	SF+	5.25%		5/1/2029	846	839	846
			Secured Debt	(9)	1/21/2025		8.92%	SF+	5.25%		5/1/2029	1,876	1,864	1,876
			Secured Debt	(9)	7/31/2025		8.91%	SF+	5.25%		5/1/2029	2,011	1,996	2,011
			Secured Debt	(9)	11/21/2025		8.39%	SF+	4.75%		5/1/2029	2,117	2,100	2,117
			Secured Debt	(9)	2/4/2026		8.41%	SF+	4.75%		5/1/2029	11,544	11,444	11,544
													27,327	27,640
Pro-Max Restoration & Paint, LLC	(10)	Specialty Trade Contractors for the Construction Sector
			Secured Debt	(9) (25)	4/24/2026			SF+	5.75%		4/24/2031	—	(34)	(34)
			Secured Debt	(9)	4/24/2026		9.42%	SF+	5.75%		4/24/2031	20,389	20,192	20,192
			Common Equity		4/24/2026	1,202,381							1,202	1,202
													21,360	21,360
Richardson Sales Solutions	(10)	Business Services

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt	(9) (25)	8/24/2023			SF+	5.00%		8/24/2028	—	(44)	—
			Secured Debt	(9)	8/24/2023		8.67%	SF+	5.00%		8/24/2028	31,806	31,332	31,806
			Secured Debt	(9)	9/10/2024		8.67%	SF+	5.00%		8/24/2028	20,664	20,437	20,664
													51,725	52,470
Roof Opco, LLC	(10)	Residential Re-Roofing/Repair
			Secured Debt	(25)	8/27/2021						8/31/2029	—	(2)	—
			Secured Debt		8/27/2021		10.00%			10.00%	8/31/2029	3,765	3,751	2,836
			Secured Debt		8/27/2021		10.00%			10.00%	8/31/2029	3,802	3,788	2,751
													7,537	5,587
Royal Cup Inc.	(10)	Coffee Roaster and Beverage Solutions Provider
			Preferred Equity		11/26/2025	5,992,309							5,992	5,992

Rug Doctor, LLC.	(10)	Carpet Cleaning Products and Machinery
			Secured Debt	(9)	7/16/2021		9.23%	SF+	5.50%		5/16/2028	2,821	2,820	2,821
			Secured Debt	(9)	7/16/2021		9.23%	SF+	5.50%		5/16/2028	6,623	6,551	6,623
													9,371	9,444
South Coast Terminals Holdings, LLC	(10)	Specialty Toll Chemical Manufacturer
			Secured Debt	(9) (25)	8/8/2024			SF+	5.00%		8/8/2029	—	—	—
			Secured Debt	(9)	8/8/2024		8.74%	SF+	5.00%		8/8/2029	51,553	51,303	51,553
			Secured Debt	(9)	7/31/2025		8.74%	SF+	5.00%		8/8/2029	10,423	10,344	10,423
			Common Equity		12/10/2021	864							864	1,188
													62,511	63,164
SPAU Holdings, LLC	(10)	Digital Photo Product Provider
			Secured Debt	(9) (32)	7/1/2022		10.86%	SF+	7.00%		7/2/2029	2,108	2,074	2,108
			Secured Debt	(9)	7/1/2022		10.88%	SF+	7.00%		7/2/2029	15,329	15,166	15,329
			Common Stock		7/1/2022	638,710							639	630
													17,879	18,067
TEC Services, LLC	(10)	Provider of Janitorial Service for Food Retailers
			Secured Debt	(9) (25)	12/31/2024			SF+	5.50%		12/31/2029	—	(66)	(66)
			Secured Debt	(9) (25)	12/31/2024			SF+	5.50%		12/31/2029	—	(50)	(50)
			Secured Debt	(9)	12/31/2024		9.33%	SF+	5.50%		12/31/2029	31,848	31,519	31,848
													31,403	31,732
Tectonic Financial, LLC		Financial Services Organization
			Common Stock	(8)	5/15/2017	200,000							2,000	4,400

Tex Tech Tennis, LLC	(10)	Sporting Goods & Textiles
			Preferred Equity	(8) (29)	7/7/2021	1,000,000							1,000	3,100

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Titan Meter Midco Corp.	(10)	Value Added Distributor of a Variety of Metering and Measurement Products and Solutions to the Energy Industry
			Secured Debt	(9)	3/11/2024		10.23%	SF+	6.50%		3/11/2029	3,562	3,495	3,562
			Secured Debt	(9)	3/11/2024		10.23%	SF+	6.50%		3/11/2029	33,414	32,783	33,414
			Secured Debt	(9)	2/27/2025		10.23%	SF+	6.50%		3/11/2029	4,276	4,206	4,276
			Secured Debt	(9)	8/5/2025		10.23%	SF+	6.50%		3/11/2029	4,839	4,748	4,839
			Preferred Equity		3/11/2024	1,358,892	8.00%			8.00%			1,375	1,830
													46,607	47,921
U.S. TelePacific Corp.	(11)	Provider of Communications and Managed Services
			Secured Debt	(9) (17)	3/18/2026		14.70%	SF+	11.00%	10.00%	5/2/2026	711	678	678
			Secured Debt	(9) (14)	6/1/2023		13.75%	P+	7.00%	7.00%	5/2/2027	9,811	2,612	1,940
			Secured Debt	(14)	6/1/2023						5/2/2027	1,003	20	—
													3,310	2,618
UBM AcquireCo LLC		Mail Commingling and Logistics Provider
			Secured Debt	(25)	12/20/2025						12/20/2027	—	(29)	(29)
			Secured Debt		12/20/2025		10.00%				12/20/2030	15,600	15,467	15,467
			Secured Debt		12/20/2025		10.00%				12/20/2030	42,800	42,421	42,421
			Common Equity	(8)	12/20/2025	80							8,000	7,870
													65,859	65,729
UPS Intermediate, LLC	(10)	Provider of Maintenance, Repair, and Overhaul Services for Industrial Equipment Serving the Refining, Chemical, Midstream, Renewables, Power, and Utilities End Markets
			Secured Debt	(9)	3/10/2026		10.16%	SF+	6.50%		7/29/2029	13,101	12,859	13,101
			Secured Debt	(9)	3/10/2026		10.16%	SF+	6.50%		7/29/2029	3,532	3,459	3,532
			Secured Debt	(9)	7/29/2024		10.23%	SF+	6.50%		7/29/2029	42,686	42,167	42,686
			Common Equity		7/29/2024	1,521							1,521	1,630
													60,006	60,949
UserZoom Technologies, Inc.	(10)	Provider of User Experience Research Automation Software
			Secured Debt	(9)	1/7/2026		11.42%	SF+	7.75%	1.75%	4/5/2029	325	319	277
			Secured Debt	(9)	1/11/2023		11.40%	SF+	7.75%	1.75%	4/5/2029	4,034	3,973	3,439
													4,292	3,716
Vitesse Systems	(10)	Component Manufacturing and Machining Platform
			Secured Debt	(32)	12/22/2023		10.99%	SF+	7.00%		12/22/2028	7,727	7,620	7,727
			Secured Debt	(9)	3/4/2026		10.99%	SF+	7.00%		12/22/2028	3,873	3,788	3,873
			Secured Debt	(9)	12/22/2023		10.99%	SF+	7.00%		12/22/2028	41,438	40,925	41,437
													52,333	53,037

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

VORTEQ Coil Finishers, LLC	(10)	Specialty Coating of Aluminum and Light-Gauge Steel
			Common Equity	(8)	11/30/2021	1,038,462							1,038	4,030

Wash & Wax Systems LLC	(10)	Express Car Wash Operator
			Secured Debt	(9) (32)	4/30/2025		9.20%	SF+	5.50%		4/30/2028	322	322	322
			Secured Debt	(9)	4/30/2025		9.16%	SF+	5.50%	9.16%	4/30/2028	7,975	7,975	7,975
			Secured Debt		4/30/2025		12.00%			12.00%	7/31/2028	5,556	5,556	5,556
			Common Equity		4/30/2025	3,219							3,410	330
													17,263	14,183
Watterson Brands, LLC	(10)	Facility Management Services
			Secured Debt	(25)	6/30/2026						6/30/2029	—	—	—
			Secured Debt		6/30/2026		6.00%			6.00%	6/30/2029	13,274	13,274	13,274
			Common Shares		6/30/2026	8,447							—	—
			Preferred Stock		6/30/2026	8,447	12.00%			12.00%			4,840	4,840
													18,114	18,114
Winter Services LLC	(10)	Provider of Snow Removal and Ice Management Services
			Secured Debt	(9) (25) (32)	11/19/2021			SF+	8.00%		11/19/2027	—	(49)	—
			Secured Debt	(9)	11/19/2021		11.95%	SF+	8.00%		11/19/2027	1,874	1,867	1,874
			Secured Debt	(9)	1/16/2024		10.95%	SF+	7.00%		11/19/2027	7,240	7,199	7,240
			Secured Debt	(9)	1/16/2024		12.95%	SF+	9.00%		11/19/2027	7,240	7,199	7,240
													16,216	16,354
Xenon Arc, Inc.	(10)	Tech-enabled Distribution Services to Chemicals and Food Ingredients Primary Producers
			Secured Debt	(9)	12/17/2021		9.80%	SF+	6.00%		12/20/2028	23,450	23,286	23,450
			Secured Debt	(9)	12/17/2021		9.77%	SF+	6.00%		12/20/2028	36,863	36,629	36,863
			Secured Debt	(9)	3/31/2025		9.83%	SF+	6.00%		12/20/2028	10,499	10,361	10,499
													70,276	70,812
YS Garments, LLC	(11)	Designer and Provider of Branded Activewear
			Secured Debt	(9) (26)	8/22/2018		11.24%	SF+	7.50%		8/9/2027	10,592	10,534	9,312

ZRG Partners, LLC	(10)	Talent Advisory Services Provider
			Secured Debt	(9)	6/14/2024		11.75%	P+	5.00%		6/14/2029	7,643	7,520	7,643
			Secured Debt	(9) (26)	6/14/2024		9.73%	SF+	6.00%		6/14/2029	15,879	15,650	15,879
			Secured Debt	(9)	6/14/2024		9.85%	SF+	6.00%		6/14/2029	6,469	6,390	6,469
			Secured Debt	(9) (26)	4/24/2026		9.68%	SF+	6.00%		6/14/2029	7,519	7,368	7,519
			Secured Debt	(9)	6/14/2024		9.70%	SF+	6.00%		6/14/2029	46,252	45,685	46,252
													82,613	83,762
Subtotal Non-Control/Non-Affiliate investments (68.0% of net assets at fair value)													$2,167,359	$2,153,102

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)	Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)	PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Total Portfolio Company investments, June 30, 2026 (181.5% of net assets at fair value)										$4,974,649	$5,746,044

Money market funds (included in cash and cash equivalents)
Dreyfus Government Cash Management (35)										$2,278	$2,278
Fidelity Government Fund (36)										254	254
Fidelity Treasury (31)										1,260	1,260
Total money market funds										$3,792	$3,792
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
(2)Debt investments are income producing, unless otherwise noted by footnote (14) or (37), as described below. Equity and warrants are non-income producing, unless otherwise noted by footnote (8), as described below.
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
(9)Index based floating interest rate is subject to contractual minimum interest rate. As noted in this schedule, 96% of the loans (based on the par amount) contain Term Secured Overnight Financing Rate (“SOFR”) floors which range between 0.50% and 5.25%, with a weighted-average floor of 1.28%.
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
June 30, 2026
(dollars in thousands)
(Unaudited)
(13)Investment is not a qualifying asset as defined under Section 55(a) of the 1940 Act (as defined below). Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets.
(14)Debt investment currently on non-accrual status.
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
(19)Investments may have a portion, or all, of their income received from Payment-in-Kind (“PIK”) interest or dividends. PIK interest income and cumulative dividend income represent income not paid currently in cash. The difference between the Total Rate and PIK Rate represents the cash rate as of June 30, 2026.
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
(25)The position is unfunded and no interest income is being earned as of June 30, 2026. The position may earn a nominal unused facility fee on committed amounts.
(26)Each new draw or funding on the facility has a different floating rate reset date. The rate presented represents a weighted-average rate for borrowings under the facility, as of June 30, 2026.
(27)Warrants are presented in equivalent shares/units with a strike price of $0.01 per share/unit.
(28)A majority of the variable rate loans in the Investment Portfolio (as defined below) bear interest at a rate that may be determined by reference to either SOFR (“SF”) or an alternate base rate (commonly based on the federal funds rate or the Prime rate (“P”)), which typically resets every one, three, or six months at the borrower’s option. SOFR based contracts may include a credit spread adjustment (the “Adjustment”) that is charged in addition to the stated spread. The Adjustment is applied when the SOFR, plus the Adjustment, exceeds the stated floor rate, as applicable. As of June 30, 2026, SOFR based contracts in the portfolio had Adjustments ranging from 0.10% to 0.26%.
(29)Shares/Units represent ownership in a related real estate or holding entity.
(30)Investment is not unitized. Presentation is made in percent of fully diluted ownership unless otherwise indicated.
(31)Effective yield as of June 30, 2026 was approximately 3.32% on the Fidelity Treasury.
(32)Revolving line of credit facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of June 30, 2026.

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2026
(dollars in thousands)
(Unaudited)
(33)Index based floating interest rate is subject to contractual maximum base rate of 3.00%.
(34)Index based floating interest rate is subject to contractual maximum base rate of 4.00%.
(35)Effective yield as of June 30, 2026 was approximately 3.52% on the Dreyfus Government Cash Management.
(36)Effective yield as of June 30, 2026 was approximately 3.29% on the Fidelity Government Fund.
(37)Non-income producing debt investment.

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
2.Basis of Presentation
Main Street’s consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies (“ASC 946”). For each of the periods presented herein, Main Street’s consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries. Main Street’s results of operations for the three and six months ended June 30, 2026 and 2025, cash flows for the six months ended June 30, 2026 and 2025 and financial position as of June 30, 2026 and December 31, 2025 are presented on a consolidated basis. The effects of all intercompany transactions between MSCC and its consolidated subsidiaries have been eliminated in consolidation.
The accompanying unaudited consolidated financial statements of Main Street are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. The unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2025. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the operating results to be expected for the full year. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Pursuant to its internal valuation process and the requirements under the 1940 Act, Main Street performs valuation procedures on each of its portfolio investments quarterly. In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its LMM portfolio companies, Main Street, among other things, consults with a nationally recognized independent financial advisory services firm (the “Financial Advisory Firm”). The Financial Advisory Firm analyzes and provides observations, recommendations and an assurance certification regarding Main Street’s determinations of the fair value of its LMM portfolio company investments. The Financial Advisory Firm is generally consulted relative to Main Street’s investments in each LMM portfolio company at least once every calendar year, and for Main Street’s investments in new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the Financial Advisory Firm on its investments in one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street’s investment in a LMM portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with and received an assurance certification from the Financial Advisory Firm in arriving at its determination of fair value for its investments in a total of 19 LMM portfolio companies as of both June 30, 2026 and 2025, representing 21% and 23% of the total LMM portfolio at fair value as of June 30, 2026 and 2025, respectively. A total of 73 LMM portfolio companies were reviewed and certified by the Financial Advisory Firm as of the end of a fiscal quarter during the trailing twelve months ended June 30, 2026, representing 92% of the total LMM portfolio at fair value as of June 30, 2026. Excluding its investments in LMM portfolio companies that, as of June 30, 2026, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment or whose primary purpose is to own real estate for which a third-party appraisal is obtained on at least an annual basis, 96% of the LMM portfolio at fair value was reviewed and certified by the Financial Advisory Firm during the trailing twelve months ended June 30, 2026.
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
In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its Private Loan portfolio companies, Main Street, among other things, consults with the Financial Advisory Firm. The Financial Advisory Firm analyzes and provides observations, recommendations and an assurance certification regarding Main Street’s determinations of the fair value of its Private Loan portfolio company investments. The Financial Advisory Firm is generally consulted relative to Main Street’s investments in each Private Loan portfolio company at least once every calendar year, and for Main Street’s investments in new Private Loan portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the Financial Advisory Firm on its investments in one or more Private Loan portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street’s investment in a Private Loan portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with and received an assurance certification from the Financial Advisory Firm in arriving at its determination of fair value for its investments in a total of 18 and 19 Private Loan portfolio companies as of June 30, 2026 and 2025, respectively, representing 26% of the total Private Loan portfolio at fair value as of both June 30, 2026 and 2025. A total of 65 Private Loan portfolio companies were reviewed and certified by the Financial Advisory Firm as of the end of a fiscal quarter during the trailing twelve months ended June 30, 2026, representing 92% of the total Private Loan portfolio at fair value as of June 30, 2026. Excluding its investments in Private Loan portfolio companies that, as of June 30, 2026, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment, 98% of the Private Loan portfolio at fair value was reviewed and certified by the Financial Advisory Firm during the trailing twelve months ended June 30, 2026.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

For valuation purposes, all of Main Street’s Middle Market portfolio investments are non-control investments. To the extent sufficient observable inputs are available to determine fair value, Main Street uses observable inputs to determine the fair value of these investments through obtaining third-party quotes or other independent pricing. For Middle Market portfolio investments for which it has determined that third-party quotes or other independent pricing are not available or appropriate, Main Street generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value such Middle Market debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method and such Middle Market equity investments in a current hypothetical sale using the Waterfall valuation method. Main Street generally consults on a limited basis with the Financial Advisory Firm in connection with determining the fair value of its Middle Market portfolio investments due to the nature of these investments. The vast majority (92% and 95% as of June 30, 2026 and December 31, 2025, respectively) of the Middle Market portfolio investments (i) are valued using third-party quotes or other independent pricing services or (ii) Main Street has consulted with and received an assurance certification from the Financial Advisory Firm within the last twelve months.
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
For valuation purposes, all of Main Street’s Other Portfolio investments are non-control investments. Main Street’s Other Portfolio investments comprised 2.5% and 2.4% of Main Street’s Investment Portfolio at fair value as of June 30, 2026 and December 31, 2025, respectively. Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments are generally not readily available. For its Other Portfolio equity investments, Main Street generally determines the fair value of these investments using the NAV valuation method.
For valuation purposes, Main Street’s investment in the External Investment Manager is a control investment. Market quotations are not readily available for this investment, and as a result, Main Street determines the fair value of the External Investment Manager using the Waterfall valuation method under the market approach. In estimating the enterprise value, Main Street analyzes various factors, including the entity’s historical and projected financial results, as well as its size, marketability and performance relative to the population of market comparables, and the valuations for comparable publicly traded companies and private transactions involving comparable companies. This valuation approach estimates the value of the investment as if Main Street were to sell, or exit, the investment. In addition, Main Street considers its ability to control the capital structure of the company, as well as the timing of a potential exit, in connection with determining the fair value of the External Investment Manager. Main Street consults with and receives an assurance certification from the Financial Advisory Firm in arriving at its determination of fair value for its investment in the External Investment Manager on a quarterly basis, including as of June 30, 2026 and December 31, 2025.
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
Rule 2a-5 under the 1940 Act permits a BDC’s board of directors to designate its executive officers or investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board. Main Street’s Board of Directors has approved policies and procedures pursuant to Rule 2a-5 (the “Valuation Procedures”) and has designated a group of its executive officers to serve as the Board of Directors’ valuation designee. Main Street believes its Investment Portfolio as of June 30, 2026 and December 31, 2025 approximates fair value as of those dates based on the markets in which it operates and other conditions in existence on those reporting dates.
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
3.Cash and Cash Equivalents
Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase. Cash and cash equivalents are carried at cost, which approximates fair value. As of June 30, 2026 and December 31, 2025, the Company had $3.8 million and $3.2 million, respectively, of cash equivalents invested in AAA-rated money market funds pending investment in the Company’s primary investment strategies. These highly liquid investments are included in the Consolidated Schedule of Investments.
As of June 30, 2026 and December 31, 2025, cash balances totaling $51.9 million and $35.4 million, respectively, exceeded Federal Deposit Insurance Corporation insurance protection levels, subjecting the Company to risk related to the uninsured balance.
4.Interest, Dividend and Fee Income
Main Street records interest and dividend income on the accrual basis to the extent amounts are expected to be collected. Dividend income is recorded when dividends are declared by the portfolio company or at such other time that an obligation exists for the portfolio company to make a distribution. Main Street evaluates accrued interest and dividend income periodically for collectability. When a loan or debt security becomes 90 days or more past due, and if Main Street otherwise does not expect the debtor to be able to service its debt obligation, Main Street will generally place the loan or debt security on non-accrual status and cease recognizing interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security’s status significantly improves regarding the debtor’s ability to service the debt obligation, or if a loan or debt security is repaid, sold or written off, Main Street removes it from non-accrual status. Generally, any interest payments received from investments on non-accrual status reduce the cost basis of the investment and are not recorded as income.
As of June 30, 2026, investments on non-accrual status were $65.2 million at fair value and $198.5 million at cost and comprised 1.1% and 4.0% of Main Street’s total Investment Portfolio at fair value and cost, respectively. As of December 31, 2025, investments on non-accrual status were $56.3 million at fair value and $155.3 million at cost and comprised 1.0% and 3.3% of Main Street’s total Investment Portfolio at fair value and cost, respectively.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Main Street holds certain debt and preferred equity instruments in its Investment Portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (see Note B.10. — Summary of Significant Accounting Policies — Income Taxes below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the PIK interest and cumulative dividends in cash. Main Street stops accruing PIK interest and cumulative dividends and writes off any accrued and uncollected interest and dividends in arrears when it determines that such PIK interest and dividends in arrears are no longer collectible. For the three months ended June 30, 2026 and 2025, (i) 2.9% and 2.3%, respectively, of Main Street’s total investment income was attributable to PIK interest income not paid currently in cash and (ii) 0.7% and 0.9%, respectively, of Main Street’s total investment income was attributable to cumulative dividend income not paid currently in cash. For the six months ended June 30, 2026 and 2025, 2.8% and 2.6%, respectively, of Main Street’s total investment income was attributable to PIK interest income not paid currently in cash. For each of the six months ended June 30, 2026 and 2025, 0.7% of Main Street’s total investment income was attributable to cumulative dividend income not paid currently in cash.
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
A summarized presentation of total investment income Main Street earned from its Investment Portfolio in each of the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)
Interest, dividend and fee income:
Interest income	$112,633	$100,857	$217,939	$198,874
Dividend income	27,398	37,845	55,594	73,871
Fee income	9,541	5,271	16,145	8,274
Total investment income	$149,572	$143,973	$289,678	$281,019
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
To maintain RIC tax treatment (see Note B.10. — Summary of Significant Accounting Policies — Income Taxes below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the interest income. For the three months ended June 30, 2026 and 2025, 1.6% and 1.7%, respectively, of Main Street’s total investment income was attributable to interest income from the accretion of discounts associated with debt investments, net of any premium amortization. For the six months ended June 30, 2026 and 2025, 1.6% and 1.7%, respectively, of Main Street’s total investment income was attributable to interest income from the accretion of discounts associated with debt investments, net of any premium amortization.
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
As of June 30, 2026 and December 31, 2025, all of Main Street’s LMM portfolio investments consisted of illiquid securities issued by privately held companies and the fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of Main Street’s LMM portfolio investments were categorized as Level 3 as of June 30, 2026 and December 31, 2025.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

As of June 30, 2026 and December 31, 2025, all of Main Street’s Private Loan portfolio investments consisted of illiquid securities issued by privately held companies. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street’s Private Loan portfolio investments were categorized as Level 3 as of June 30, 2026 and December 31, 2025.
As of June 30, 2026 and December 31, 2025, Main Street’s Middle Market portfolio investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street’s Middle Market portfolio investments were categorized as Level 3 as of June 30, 2026 and December 31, 2025.
As of June 30, 2026 and December 31, 2025, Main Street’s Other Portfolio investments consisted primarily of illiquid securities issued by privately held entities and the fair value determination for these investments primarily consisted of unobservable inputs. Main Street also has an equity investment in MSC Income Fund, Inc. (“MSC Income”), which is a publicly traded company. Therefore, as of June 30, 2026 and December 31, 2025, the equity investment in MSC Income was categorized as a Level 1 investment. The remainder of Main Street’s Other Portfolio investments were categorized as Level 3 as of June 30, 2026 and December 31, 2025.
As of June 30, 2026 and December 31, 2025, Main Street did not hold any short-term portfolio investments.
As of June 30, 2026 and December 31, 2025, all money market funds included in cash and cash equivalents were valued using Level 1 inputs.
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

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
A summary of the significant unobservable inputs used in the fair value measurement of Main Street’s Level 3 portfolio investments as of June 30, 2026 and December 31, 2025 is as follows:

Type of Investment	Fair Value as of June 30, 2026 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range (4)	Weighted-Average (4)(5)	Median (4)
Equity investments	$1,935,551	Discounted cash flow	WACC	9.2% - 23.4%	14.5%	15.1%
		Market comparable / Enterprise value	EBITDA multiple (1) (3)	4.3x - 9.4x (2)	7.2x	6.8x
Debt investments	$3,777,203	Discounted cash flow	Risk adjusted discount rate (6)	7.9% - 18.0% (2)	11.5%	11.3%
			Expected principal recovery percentage	0.0% - 500.0%	99.3%	100.0%
Debt investments	$9,858	Market approach	Third-party quote	14.5 - 78.5	74.8	46.5
Total Level 3 investments	$5,722,612
___________________________
(1)EBITDA may include pro forma adjustments and/or other add-backs based on specific circumstances related to each investment.
(2)Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 2.0x - 16.6x and the range for risk adjusted discount rate is 6.6% - 34.6%.
(3)The fair value determination of the equity investment in the External Investment Manager is based on a fee multiple of 7.4x, which represents a discounted, blended multiple based on (i) the multiples for similar businesses in active markets and (ii) actual multiples used in private transactions.
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

A summary of changes in the fair value of Main Street’s Level 3 portfolio investments for the six months ended June 30, 2026 and 2025 is as follows (in thousands):

Type of Investment	Fair Value as of December 31, 2025	Transfers Into (Out of) Level 3 Hierarchy	Redemptions/ Repayments	New Investments	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other (1)	Fair Value as of June 30, 2026	Net Change in Unrealized Appreciation (Depreciation) for the Six Months Ended June 30, 2026 on Assets Still Held
Debt	$3,607,331	$—	$(466,218)	$686,358	$8,839	$(44,338)	$(4,911)	$3,787,061	$(43,023)
Equity	1,858,205	—	(35,440)	60,490	(63,956)	81,832	4,911	1,906,042	72,824
Equity Warrant	31,169	—	—	—	—	(1,660)	—	29,509	(1,660)
	$5,496,705	$—	$(501,658)	$746,848	$(55,117)	$35,834	$—	$5,722,612	$28,141
___________________________
(1)Includes the impact of non-cash conversions. These transactions represent non-cash investing activities. See additional cash flow information in the Consolidated Statements of Cash Flows.

Type of Investment	Fair Value as of December 31, 2024	Transfers Into (Out of) Level 3 Hierarchy	Redemptions/ Repayments	New Investments	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other (1)	Fair Value as of June 30, 2025	Net Change in Unrealized Appreciation (Depreciation) for the Six Months Ended June 30, 2025 on Assets Still Held
Debt	$3,278,365	$—	$(514,216)	$575,433	$38,415	$(19,812)	$(30,773)	$3,327,412	$(9,904)
Equity	1,637,181	(16,810)	(30,679)	80,309	(65,185)	83,449	30,773	1,719,038	18,553
Equity Warrant	17,123	—	—	—	—	7,940	—	25,063	7,940
	$4,932,669	$(16,810)	$(544,895)	$655,742	$(26,770)	$71,577	$—	$5,071,513	$16,589
___________________________
(1)Includes the impact of non-cash conversions. These transactions represent non-cash investing activities. See additional cash flow information in the Consolidated Statements of Cash Flows.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

As of June 30, 2026 and December 31, 2025, Main Street’s investments at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurements
		(in thousands)
June 30, 2026	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LMM portfolio investments	$3,205,604	$—	$—	$3,205,604
Private Loan portfolio investments	2,090,873	—	—	2,090,873
Middle Market portfolio investments	83,116	—	—	83,116
Other Portfolio investments	141,251	23,432	—	117,819
External Investment Manager	225,200	—	—	225,200
Total investments	$5,746,044	$23,432	$—	$5,722,612

		Fair Value Measurements
		(in thousands)
December 31, 2025	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LMM portfolio investments	$3,057,023	$—	$—	$3,057,023
Private Loan portfolio investments	1,988,438	—	—	1,988,438
Middle Market portfolio investments	83,498	—	—	83,498
Other Portfolio investments	134,138	21,412	—	112,726
External Investment Manager	255,020	—	—	255,020
Total investments	$5,518,117	$21,412	$—	$5,496,705
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
Main Street’s external asset management business is conducted through its External Investment Manager. The External Investment Manager earns management fees based on the assets under management for External Parties and may earn incentive fees, or a carried interest, based on the performance of the assets managed. Main Street entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for its relationship with MSC Income and its other clients. Through this agreement, Main Street shares employees with the External Investment Manager, including their related infrastructure, business relationships, management expertise and capital raising capabilities. Main Street allocates the related expenses to the External Investment Manager pursuant to the sharing agreement. Main Street’s total expenses are net of expenses allocated to the External Investment Manager of $6.6 million and $5.9 million for the three months ended June 30, 2026 and 2025, respectively, and $12.1 million and $11.2 million for the six months ended June 30, 2026 and 2025, respectively.
Investment income, consisting of interest, dividends and fees, can fluctuate dramatically due to various factors, including the level of new investment activity, repayments of debt investments or sales of equity interests. Investment income in any given year could also be highly concentrated among several portfolio companies. For the three and six months ended June 30, 2026 and 2025, Main Street did not record investment income from any single portfolio company in excess of 10% of total investment income.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

A summary of Main Street’s LMM and Private Loan portfolio investments as of June 30, 2026 and December 31, 2025 is as follows (this information excludes Middle Market portfolio investments, Other Portfolio investments and the External Investment Manager, which are discussed further below):

	June 30, 2026
	LMM (a)	Private Loan

	(dollars in millions)
Number of portfolio companies	94	86
Fair value	$3,205.6	$2,090.9
Cost	$2,547.7	$2,123.5
Debt investments as a % of portfolio (at cost)	71.1%	94.3%
Equity investments as a % of portfolio (at cost)	28.9%	5.7%
% of debt investments at cost secured by first priority lien	99.4%	99.3%
Weighted-average annual effective yield (b)	12.6%	10.2%
Average EBITDA (c)	$11.8	$39.3
___________________________
(a)As of June 30, 2026, Main Street had equity ownership in all of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was 36%.
(b)The weighted-average annual effective yields were computed using the effective interest rates for all debt investments as of June 30, 2026, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt investments and any debt investments on non-accrual status, and are weighted based upon the principal amount of each applicable debt investment as of June 30, 2026. The weighted-average annual effective yield on Main Street’s debt portfolio as of June 30, 2026, including debt investments on non-accrual status, was 12.1% for its LMM portfolio investments and 9.6% for its Private Loan portfolio investments. The weighted-average annual effective yield is not reflective of what an investor in shares of Main Street’s common stock will realize on their investment because it does not reflect changes in the market value of Main Street’s stock, Main Street’s utilization of debt capital in its capital structure, Main Street’s expenses or any sales load paid by an investor.
(c)The average EBITDA is calculated using a simple average for the LMM portfolio companies and a weighted-average for the Private Loan portfolio companies. These calculations exclude certain portfolio companies, including six LMM portfolio companies and five Private Loan portfolio companies, as EBITDA is not a meaningful valuation metric for Main Street’s investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate and those portfolio companies whose primary operations have ceased and only residual value remains.

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
(c)The average EBITDA is calculated using a simple average for the LMM portfolio companies and a weighted-average for the Private Loan portfolio companies. These calculations exclude certain portfolio companies, including five LMM portfolio companies and six Private Loan portfolio companies, as EBITDA is not a meaningful valuation metric for Main Street’s investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate and those portfolio companies whose primary operations have ceased and only residual value remains.
As of June 30, 2026, Main Street had Other Portfolio investments in 34 entities, spread across 13 investment managers, collectively totaling $141.3 million in fair value and $150.8 million in cost basis, which comprised 2.5% and 3.0% of Main Street’s Investment Portfolio at fair value and cost, respectively. As of December 31, 2025, Main Street had Other Portfolio investments in 33 entities, spread across 13 investment managers, collectively totaling $134.1 million in fair value and $141.6 million in cost basis, which comprised 2.4% and 3.0% of Main Street’s Investment Portfolio at fair value and cost, respectively.
As of June 30, 2026, Main Street had Middle Market portfolio investments in 11 portfolio companies, collectively totaling $83.1 million in fair value and $123.1 million in cost basis, which comprised 1.4% and 2.5% of Main Street’s Investment Portfolio at fair value and cost, respectively. As of December 31, 2025, Main Street had Middle Market portfolio investments in 11 portfolio companies, collectively totaling $83.5 million in fair value and $120.1 million in cost basis, which comprised 1.5% and 2.5% of Main Street’s Investment Portfolio at fair value and cost, respectively.
As discussed further in Note A.1. — Organization and Basis of Presentation — Organization, Main Street holds an investment in the External Investment Manager, a wholly-owned subsidiary that is treated as a portfolio investment. As of June 30, 2026, this investment had a fair value of $225.2 million and a cost basis of $29.5 million, which comprised 3.9% and 0.6% of Main Street’s Investment Portfolio at fair value and cost, respectively. As of December 31, 2025, this investment had a fair value of $255.0 million and a cost basis of $29.5 million, which comprised 4.6% and 0.6% of Main Street’s Investment Portfolio at fair value and cost, respectively.
For the three months ended June 30, 2026 and 2025, Main Street achieved an annualized total return on investments of 17.3% and 16.4%, respectively. For the six months ended June 30, 2026 and 2025, Main Street achieved an annualized total return on investments of 13.2% and 16.2%, respectively. For the year ended December 31, 2025, Main Street achieved a total return on investments of 16.4%. Total return on investments equals the total interest, dividend and fee income plus realized and unrealized changes in the fair value of the Investment Portfolio divided by the average quarterly Investment Portfolio balance at cost, in each case for the specified period. Main Street’s total return on investments is not reflective of what an investor in shares of Main Street’s common stock will realize on their investment because it does not reflect changes in the market value of Main Street’s stock, Main Street’s utilization of debt capital in its capital structure, Main Street’s expenses or any sales load paid by an investor.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

The composition of Main Street’s total combined LMM, Private Loan and Middle Market portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM, Private Loan and Middle Market portfolio investments, as of June 30, 2026 and December 31, 2025, is as follows (this information excludes Other Portfolio investments and the External Investment Manager, which are discussed above):

Cost:	June 30, 2026	December 31, 2025
First lien debt	80.9%	80.9%
Equity	18.3	18.6
Second lien debt	0.4	0.1
Equity warrants	0.2	0.2
Other	0.2	0.2
	100.0%	100.0%

Fair Value:	June 30, 2026	December 31, 2025
First lien debt	69.6%	69.8%
Equity	29.4	29.4
Second lien debt	0.3	—
Equity warrants	0.5	0.6
Other	0.2	0.2
	100.0%	100.0%
Main Street’s LMM, Private Loan and Middle Market portfolio companies are located primarily in the U.S. The geographic composition is determined by the location of the corporate headquarters of the portfolio company. The composition of Main Street’s total combined LMM, Private Loan and Middle Market portfolio investments by geographic region of the U.S. and other countries at cost and fair value as a percentage of the total combined LMM, Private Loan and Middle Market portfolio investments, as of June 30, 2026 and December 31, 2025, is as follows (this information excludes Other Portfolio investments and the External Investment Manager):

Cost:	June 30, 2026	December 31, 2025
West	25.7%	25.3%
Midwest	21.6	19.2
Southeast	18.1	17.5
Southwest	17.2	19.0
Northeast	14.1	15.4
Canada	2.1	2.2
Other Non-U.S.	1.2	1.4
	100.0%	100.0%

Fair Value:	June 30, 2026	December 31, 2025
West	25.1%	24.8%
Midwest	22.3	20.1
Southwest	20.5	23.0
Southeast	16.8	15.8
Northeast	12.3	13.1
Canada	1.9	1.9
Other Non-U.S.	1.1	1.3
	100.0%	100.0%

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Main Street’s LMM, Private Loan and Middle Market portfolio investments are in companies conducting business in a variety of industries. The composition of Main Street’s total combined LMM, Private Loan and Middle Market portfolio investments by industry at cost and fair value, as of June 30, 2026 and December 31, 2025, is as follows (this information excludes Other Portfolio investments and the External Investment Manager):

Cost:	June 30, 2026	December 31, 2025
Construction & Engineering	8.6%	6.1%
Machinery	8.3	8.3
Electrical Equipment	7.1	5.9
Diversified Consumer Services	5.4	4.7
Commercial Services & Supplies	5.2	6.8
Distributors	4.9	5.0
Professional Services	4.6	5.3
Health Care Providers & Services	4.1	4.2
Internet Software & Services	3.8	4.2
Aerospace & Defense	3.8	2.3
IT Services	3.2	3.7
Containers & Packaging	3.2	3.3
Auto Components	3.2	3.2
Tobacco	2.4	2.5
Textiles, Apparel & Luxury Goods	2.3	2.5
Leisure Equipment & Products	2.1	2.1
Computers & Peripherals	2.0	2.0
Media	2.0	1.6
Energy Equipment & Services	2.0	2.4
Air Freight & Logistics	1.9	1.5
Specialty Retail	1.9	2.0
Software	1.9	2.1
Communications Equipment	1.8	1.9
Trading Companies & Distributors	1.5	1.8
Food Products	1.4	1.4
Chemicals	1.3	1.4
Food & Staples Retailing	1.2	1.4
Hotels, Restaurants & Leisure	1.0	1.1
Oil, Gas & Consumable Fuels	1.0	1.1
Internet & Catalog Retail	0.9	1.0
Beverages	0.1	1.2
Other (1)	5.9	6.0
	100.0%	100.0%
___________________________
(1)Includes various industries with each industry individually representing less than 1.0% of the total combined LMM, Private Loan and Middle Market portfolio investments at each date.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Fair Value:	June 30, 2026	December 31, 2025
Machinery	10.0%	10.2%
Construction & Engineering	8.7	6.5
Electrical Equipment	7.9	5.9
Diversified Consumer Services	6.5	6.1
Distributors	5.4	5.5
Professional Services	4.6	5.2
Commercial Services & Supplies	4.5	5.9
Health Care Providers & Services	3.8	3.8
Computers & Peripherals	3.8	3.6
Aerospace & Defense	3.4	2.0
Containers & Packaging	3.2	3.4
Auto Components	3.1	3.0
Internet Software & Services	3.0	3.4
Tobacco	2.5	2.6
IT Services	2.4	3.8
Specialty Retail	2.3	2.4
Software	2.1	2.2
Media	2.0	1.6
Energy Equipment & Services	1.9	2.5
Textiles, Apparel & Luxury Goods	1.8	1.9
Air Freight & Logistics	1.7	1.3
Communications Equipment	1.6	1.7
Leisure Equipment & Products	1.4	1.4
Trading Companies & Distributors	1.4	1.6
Chemicals	1.2	1.3
Food Products	1.0	1.1
Food & Staples Retailing	0.9	1.1
Oil, Gas & Consumable Fuels	0.9	1.0
Beverages	0.1	1.1
Other (1)	6.9	6.9
	100.0%	100.0%
___________________________
(1)Includes various industries with each industry individually representing less than 1.0% of the total combined LMM, Private Loan and Middle Market portfolio investments at each date.
As of June 30, 2026 and December 31, 2025, Main Street had no portfolio investment that was greater than 10% of the Investment Portfolio at fair value.

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
As of June 30, 2026 and December 31, 2025, Main Street had no single investment that qualified as a significant subsidiary under either the investment or income tests.
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
Main Street shares employees with the External Investment Manager and allocates costs related to such shared employees to the External Investment Manager generally based on a combination of the direct time spent, new investment activities and assets under management, depending on the nature of the expense. The total contribution of the External Investment Manager to Main Street’s net investment income consists of the combination of the expenses allocated to the External Investment Manager and the dividend income earned from the External Investment Manager. For each of the three months ended June 30, 2026 and 2025, the total contribution to Main Street’s net investment income was $8.7 million. For the six months ended June 30, 2026 and 2025, the total contribution to Main Street’s net investment income was $17.0 million and $16.6 million, respectively.
Summarized financial information from the separate financial statements of the External Investment Manager as of June 30, 2026 and December 31, 2025 and for the three and six months ended June 30, 2026 and 2025 is as follows:

	As of June 30, 2026	As of December 31, 2025

	(in thousands)
Accounts receivable - advisory clients (1)	$12,319	$11,415
Intangible asset	29,500	29,500
Total assets	$41,819	$40,915

Accounts payable to MSCC and its subsidiaries	$10,236	$8,734
Dividend payable to MSCC and its subsidiaries	2,083	2,681
Equity	29,500	29,500
Total liabilities and equity	$41,819	$40,915

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)
Management fee income	$6,212	$5,707	$12,283	$11,459
Incentive fees (1)	3,231	3,721	7,234	6,411
Administrative services fees	188	172	374	346
Total revenues before waivers	9,631	9,600	19,891	18,216
Waiver of incentive fees	(258)	—	(1,243)	—
Total revenues, net of incentive fee waivers	9,373	9,600	18,648	18,216
Expenses allocated from MSCC or its subsidiaries:
Salaries, share-based compensation and other personnel costs	(5,667)	(4,921)	(10,238)	(9,472)
Other G&A expenses	(959)	(971)	(1,854)	(1,756)
Total allocated expenses	(6,626)	(5,892)	(12,092)	(11,228)
Other direct G&A expenses	(11)	(11)	(21)	(49)
Total expenses	(6,637)	(5,903)	(12,113)	(11,277)
Net income before taxes	2,736	3,697	6,535	6,939
Tax expense	(653)	(848)	(1,583)	(1,596)
Net income	$2,083	$2,849	$4,952	$5,343
___________________________
(1)As of June 30, 2026 and December 31, 2025, MSC Income had an expense accrual of $5.1 million and $2.8 million, respectively, of incentive fees on capital gains to the External Investment Manager. During the three and six months ended June 30, 2026 and 2025, MSC Income accrued incentive fees on capital gains to the External Investment Manager as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)
Accrued incentive fees on capital gains	$2,949	$—	$2,311	$—
No capital gains incentive fees were contractually payable to the External Investment Manager as of June 30, 2026 and as a result no income accrual was recorded by the External Investment Manager during any period.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

NOTE E — DEBT
A summary of Main Street’s debt as of June 30, 2026 is as follows:

	Outstanding Balance	Net Unamortized Debt Issuance Premiums (Costs/Discounts) (1)	Recorded Value	Estimated Fair Value (2)

	(in thousands)
Corporate Facility	$26,000	$—	$26,000	$26,000
SPV Facility	215,000	—	215,000	215,000
March 2029 Notes	550,000	612	550,612	565,818
July 2026 Notes	500,000	(22)	499,978	499,520
June 2027 Notes	400,000	(287)	399,713	404,180
August 2028 Notes	350,000	(1,622)	348,378	348,219
SBIC debentures	350,000	(4,819)	345,181	308,392
April 2031 Notes	150,000	(1,009)	148,991	152,028
Total Debt	$2,541,000	$(7,147)	$2,533,853	$2,519,157
___________________________
(1)The unamortized debt issuance costs for the Credit Facilities are reflected as Deferred financing costs on the Consolidated Balance Sheets. The net unamortized debt issuance costs/discounts related to the July 2026 Notes, June 2027 Notes, August 2028 Notes, SBIC debentures and April 2031 Notes are reflected as contra-liabilities on the Consolidated Balance Sheets, while the net unamortized debt issuance premium related to the March 2029 Notes is reflected as an addition to the carrying value on the Consolidated Balance Sheets.
(2)Estimated fair value for outstanding debt is shown as if Main Street had adopted the fair value option under ASC 825, Financial Instruments (“ASC 825”). See discussion of the methods used to estimate the fair value of Main Street’s debt in Note B.12. — Summary of Significant Accounting Policies — Fair Value of Financial Instruments.
A summary of Main Street’s debt as of December 31, 2025 is as follows:

	Outstanding Balance	Net Unamortized Debt Issuance Costs/Discounts (1)	Recorded Value	Estimated Fair Value (2)

	(in thousands)
Corporate Facility	$432,000	$—	$432,000	$432,000
SPV Facility	86,000	—	86,000	86,000
July 2026 Notes	500,000	(285)	499,715	496,150
June 2027 Notes	400,000	(431)	399,569	408,764
August 2028 Notes	350,000	(2,004)	347,996	352,293
March 2029 Notes	350,000	(2,279)	347,721	365,649
SBIC debentures	350,000	(5,407)	344,593	310,930
Total Debt	$2,468,000	$(10,406)	$2,457,594	$2,451,786
___________________________
(1)The unamortized debt issuance costs for the Credit Facilities are reflected as Deferred financing costs on the Consolidated Balance Sheets, while the net unamortized debt issuance costs/discounts related to the July 2026 Notes, June 2027 Notes, August 2028 Notes, March 2029 Notes and SBIC debentures are reflected as contra-liabilities on the Consolidated Balance Sheets.
(2)Estimated fair value for outstanding debt is shown as if Main Street had adopted the fair value option under ASC 825. See discussion of the methods used to estimate the fair value of Main Street’s debt in Note B.12. — Summary of Significant Accounting Policies — Fair Value of Financial Instruments.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

A summary of Main Street’s interest expense for the three and six months ended June 30, 2026 and 2025 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)
Corporate Facility	$2,073	$5,867	$7,966	$10,324
SPV Facility	4,180	3,771	7,603	7,587
March 2029 Notes	9,475	6,261	15,736	12,522
July 2026 Notes	3,882	3,882	7,763	7,763
June 2027 Notes	6,572	6,572	13,144	13,144
August 2028 Notes	4,916	—	9,832	—
SBIC debentures	3,128	3,135	6,225	6,286
December 2025 Notes	—	3,031	—	6,061
April 2031 Notes	2,411	—	2,411	—
Total Interest Expense	$36,637	$32,519	$70,680	$63,687
A summary of Main Street’s weighted-average amount of total debt outstanding and overall weighted-average effective interest rate including amortization of debt issuance costs, original issuance discounts and premiums and fees on unused lender commitments for the three and six months ended June 30, 2026 and 2025 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(dollars in millions)
Weighted-average debt outstanding	$2,593.9	$2,233.1	$2,540.0	$2,192.0
Weighted-average effective interest rate	5.6%	5.8%	5.6%	5.8%
Corporate Facility
Main Street maintains a multi-year revolving credit facility (the “Corporate Facility”) to provide additional liquidity to support its investment and operational activities. In June 2026, Main Street entered into an amendment to the Corporate Facility to, among other things: (i) increase the revolving commitments to $1.240 billion, (ii) increase the accordion feature providing Main Street with the right to request increases in commitments under the facility from new and existing lenders on the same terms and conditions as the existing commitments to up to a total of $1.860 billion and (iii) extend the revolving period and final maturity date through June 2030 and to June 2031, respectively.
As of June 30, 2026, the Corporate Facility included (i) total commitments of $1.240 billion from a diversified group of 18 lenders, (ii) an accordion feature with the right to request an increase in commitments under the facility from new and existing lenders on the same terms and conditions as the existing commitments up to a total of $1.860 billion and (iii) a revolving period through June 2030 and a final maturity date in June 2031.
As of June 30, 2026, borrowings under the Corporate Facility bore interest, subject to Main Street’s election and resetting on a monthly basis on the first of each month, at a rate equal to the applicable SOFR plus a credit spread adjustment of 0.10% plus 1.775% (or 1.65% after satisfying certain step-down conditions in the future). Main Street pays unused commitment fees of 0.25% on the unused lender commitments under the Corporate Facility. The Corporate Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the equity ownership and assets of the Funds, the Structured Subsidiaries and the External Investment Manager. In connection with the Corporate Facility, MSCC has made customary representations and warranties and is subject to certain leverage and borrowing base limitations, covenants, reporting and other requirements customary for similar credit facilities.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

As of June 30, 2026, the interest rate for borrowings on the Corporate Facility was 5.5%. The average interest rate for borrowings under the Corporate Facility was 5.5% and 6.2% for the three months ended June 30, 2026 and 2025, respectively, and 5.5% and 6.3%, for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, Main Street was in compliance with all financial covenants of the Corporate Facility.
SPV Facility
Main Street, through MSCC Funding I, LLC (“MSCC Funding”), a wholly-owned Structured Subsidiary that primarily holds debt investments, maintains a special purpose vehicle revolving credit facility (the “SPV Facility” and, together with the Corporate Facility, the “Credit Facilities”) to finance its investment and operational activities.
As of June 30, 2026, the SPV Facility included (i) total commitments of $600.0 million from a diversified group of six lenders, (ii) an accordion feature providing MSCC Funding with the right to request increases in commitments under the facility, subject to the satisfaction of various conditions, from new and existing lenders on the same terms and conditions as the existing commitments to up to a total of $800.0 million and (iii) a revolving period through September 2028 and a final maturity date in September 2030. Advances under the SPV Facility bear interest at a rate equal to the applicable SOFR in effect, plus an applicable margin of 1.95% during the revolving period and 2.075% and 2.20% during the first and second years thereafter, respectively. MSCC Funding pays a commitment fee of 0.40% on the unused lender commitments up to 50% of the total lender commitments and 0.75% on the unused lender commitments greater than 50% of the total lender commitments. The SPV Facility is secured by a first lien on the assets of MSCC Funding and its subsidiaries. In connection with the SPV Facility, MSCC Funding has made customary representations and warranties and is subject to certain leverage and borrowing base limitations, covenants, reporting and other requirements customary for similar credit facilities.
As of June 30, 2026, the interest rate for borrowings on the SPV Facility was 5.6%. The average interest rate for borrowings under the SPV Facility was 5.6% and 6.4% for the three months ended June 30, 2026 and 2025, respectively, and 5.6% and 6.5%, for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, MSCC Funding was in compliance with all financial covenants of the SPV Facility.
MSCC Funding’s balance sheets as of June 30, 2026 and December 31, 2025 are as follows:
Balance Sheets
(in thousands)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Investments at fair value (cost: $518,699 and $348,954, respectively)	$509,358	$344,093
Cash and cash equivalents	24,509	6,375
Interest and dividend receivable and other assets	3,209	2,149
Deferred financing costs (net of accumulated amortization of $4,056 and $3,314, respectively)	6,342	7,084
Total assets	$543,418	$359,701
LIABILITIES
SPV Facility	$215,000	$86,000
Accounts payable and other liabilities to affiliates	—	42
Interest payable	1,189	695
Total liabilities	216,189	86,737
NET ASSETS
Contributed capital	246,142	197,064
Total undistributed earnings	81,087	75,900
Total net assets	327,229	272,964
Total liabilities and net assets	$543,418	$359,701

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

MSCC Funding’s statements of operations for the three and six months ended June 30, 2026 and 2025 are as follows:
Statements of Operations
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
INVESTMENT INCOME:
Interest, dividend and fee income	$13,819	$10,491	$25,187	$21,089
EXPENSES:
Interest	(4,180)	(3,771)	(7,603)	(7,587)
Management fee to MSCC	(651)	(453)	(1,151)	(743)
General and administrative	(24)	(6)	(42)	(75)
Total expenses	(4,855)	(4,230)	(8,796)	(8,405)
NET INVESTMENT INCOME	8,964	6,261	16,391	12,684
Total net realized loss	(6,725)	—	(6,725)	—
Total net unrealized appreciation (depreciation)	6,796	(2,353)	(4,479)	(2,290)
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$9,035	$3,908	$5,187	$10,394

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

March 2029 Notes
In January 2024, Main Street issued $350.0 million in aggregate principal amount of 6.95% unsecured notes due March 1, 2029 (the “March 2029 Notes”) at an issue price of 99.865%. Subsequently, in March 2026, Main Street issued an additional $200.0 million in aggregate principal amount of the March 2029 Notes at a public offering price of 102.061% resulting in a yield-to-maturity of 6.164% on such issuance. The March 2029 Notes issued in March 2026 have identical terms as, and are a part of a single series with, the March 2029 Notes issued in January 2024. The $550.0 million of outstanding March 2029 Notes bear interest at 6.95% per year, payable semiannually on March 1 and September 1 of each year, with a yield-to-maturity of 6.68% as of June 30, 2026. The March 2029 Notes are unsecured obligations and rank pari passu with Main Street’s current and future unsecured indebtedness. The March 2029 Notes may be redeemed in whole or in part at any time at Main Street’s option subject to certain make-whole provisions.
As of June 30, 2026, Main Street was in compliance with all covenants and other requirements of the March 2029 Notes.
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
As of June 30, 2026, Main Street was in compliance with all covenants and other requirements of the July 2026 Notes.
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
As of June 30, 2026, Main Street was in compliance with all covenants and other requirements of the June 2027 Notes.
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
As of June 30, 2026, Main Street was in compliance with all covenants and other requirements of the August 2028 Notes.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

SBIC Debentures
Under previous SBIC regulations, SBA-approved SBICs under common control had the ability to issue debentures guaranteed by the SBA up to a regulatory maximum amount of $350.0 million. In May 2026, the Investing in All of America Act was enacted, increasing the maximum leverage available to commonly controlled SBICs. This allows access to an additional $125.0 million of SBIC debenture capacity above the previous $350.0 million maximum, bringing total potential capacity to $475.0 million. Under existing SBA-approved commitments, Main Street, through the Funds, had $350.0 million of outstanding SBIC debentures as of both June 30, 2026 and December 31, 2025. SBIC debentures provide for interest to be paid semiannually, with principal due at the applicable 10-year maturity date of each debenture. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. The weighted-average annual interest rate on the SBIC debentures was 3.3% as of both June 30, 2026 and December 31, 2025. The first principal maturity due under the existing SBIC debentures is in 2027, and the weighted-average remaining duration as of June 30, 2026 was 4.1 years. In accordance with SBIC regulations, the Funds are precluded from incurring additional non-SBIC debt without the prior approval of the SBA. Main Street expects to maintain SBIC debentures under the SBIC program in the future, subject to periodic repayments and borrowings, in an amount up to the regulatory maximum amount for affiliated SBIC funds.
As of June 30, 2026, the SBIC debentures consisted of (i) $175.0 million par value of SBIC debentures issued by MSMF, with a recorded value of $171.2 million net of unamortized debt issuance costs of $3.8 million, and (ii) $175.0 million par value of SBIC debentures issued by MSC III, with a recorded value of $174.0 million net of unamortized debt issuance costs of $1.0 million.
April 2031 Notes
Pursuant to a Master Note Purchase Agreement dated April 8, 2026 (the “April 2031 Note Purchase Agreement”), Main Street issued $150.0 million in aggregate principal amount of 6.93% Series A Senior Notes due April 15, 2031 (the “April 2031 Notes”).
Interest on the April 2031 Notes is due semiannually on April 15 and October 15 of each year, beginning on October 15, 2026. The April 2031 Notes may be redeemed in whole or in part at any time at Main Street’s option subject to certain make-whole provisions. In addition, Main Street is obligated to offer to prepay the April 2031 Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. In the event of a Below Investment Grade Event, a Secured Debt Ratio Event and/or an Unsecured Debt Coverage Ratio Event (each as defined in the April 2031 Note Purchase Agreement), the April 2031 Notes will bear interest at an increased rate from the date of the occurrence of the Below Investment Grade Event, Secured Debt Ratio Event and/or Unsecured Debt Coverage Ratio Event to and until the date on which the Below Investment Grade Event, Secured Debt Ratio Event and/or Unsecured Debt Coverage Ratio Event ends. The April 2031 Notes are general unsecured obligations of Main Street and its subsidiary guarantors that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by Main Street and its subsidiary guarantors.
The April 2031 Note Purchase Agreement also contains customary terms, conditions, covenants and events of default for senior unsecured notes issued in a private placement. As of June 30, 2026, Main Street was in compliance with all covenants and other requirements of the April 2031 Notes.
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

NOTE F — FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights of Main Street for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
Per Share Data:	2026	2025
NAV as of the beginning of the period	$33.33	$31.65
Net investment income (1)	1.90	1.96
Net realized gain (1)(2)	0.56	0.26
Net unrealized appreciation (depreciation) (1)(2)	(0.20)	0.49
Income tax provision on net realized gain and net unrealized appreciation (depreciation) (1)(2)	(0.12)	(0.03)
Net increase in net assets resulting from operations (1)	2.14	2.68
Dividends paid from net investment income	(2.16)	(2.10)
Dividends paid (3)	(2.16)	(2.10)
Accretive effect of stock offerings (issuing shares above NAV per share)	0.64	0.08
Accretive effect of DRIP issuance (issuing shares above NAV per share)	0.08	0.09
Other (4)	(0.11)	(0.10)
NAV as of the end of the period	$33.92	$32.30
Market value as of the end of the period	$51.88	$59.10
Shares outstanding as of the end of the period	93,359,325	89,282,595
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
(4)Includes the impact of the different share amounts as a result of calculating certain per share data based on the weighted-average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date and other minor changes.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

	Six Months Ended June 30,
	2026	2025

	(dollars in thousands)
NAV as of the end of the period	$3,166,538	$2,884,217
Average NAV	$3,084,692	$2,840,729
Average outstanding debt	$2,550,286	$2,206,714

Ratios to average NAV:
Ratio of total expenses, including tax expenses, to average NAV (1)(2)	4.07%	3.86%
Ratio of operating expenses to average NAV (2)(3)	3.50%	3.45%
Ratio of operating expenses, excluding interest expense, to average NAV (2)(3)	1.21%	1.20%
Ratio of net investment income to average NAV (2)	5.67%	6.13%
Portfolio turnover ratio (2)	8.82%	11.40%
Total investment return (2)(4)	(10.64)%	4.67%
Total return based on change in NAV (2)(5)	6.57%	8.53%
___________________________
(1)Total expenses are the sum of operating expenses and all tax expenses.
(2)Not annualized.
(3)Unless otherwise noted, operating expenses include interest, compensation, general and administrative and share-based compensation expenses, net of expenses allocated to the External Investment Manager of $12.1 million and $11.2 million for the six months ended June 30, 2026 and 2025, respectively.
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
A summary of dividends paid for the three and six months ended June 30, 2026 and 2025 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands, except per share amounts)
Regular monthly dividends per share	$0.78	$0.75	$1.56	$1.50
Supplemental dividends per share	0.30	0.30	0.60	0.60
Total dividends per share	$1.08	$1.05	$2.16	$2.10

Total regular monthly dividends	$72,690	$66,908	$143,073	$133,416
Total supplemental dividends	28,042	26,818	55,773	53,457
Total dividends	$100,732	$93,726	$198,846	$186,873
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

A reconciliation of “Net increase in net assets resulting from operations” to taxable income and to total distributions declared to common stockholders for the six months ended June 30, 2026 and 2025 is as follows:

	Six Months Ended June 30,
	2026	2025

	(estimated, in thousands)
Net increase in net assets resulting from operations	$196,558	$238,616
Book-tax difference from share-based compensation expense	(12,285)	(15,311)
Net unrealized (appreciation) depreciation	18,379	(44,239)
Income tax provision	17,504	11,642
Pre-tax book income not consolidated for tax purposes	(36,722)	(85,884)
Book income and tax income differences, including debt origination, structuring fees, dividends, realized gains and changes in estimates	(21,366)	52,988
Estimated taxable income (1)	162,068	157,812
Taxable income earned in prior year and carried forward for distribution in current year	80,058	120,488
Taxable income earned prior to period end and carried forward for distribution next period	(66,642)	(113,496)
Dividend payable as of period end and paid in the following period	24,740	22,767
Total distributions accrued or paid to common stockholders	$200,224	$187,571
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

The income tax provision for Main Street is generally composed of (i) deferred tax expense, which is primarily the result of the net activity relating to the portfolio investments held in the Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation or depreciation and other temporary book tax differences, and (ii) current tax expense, which is primarily the result of current U.S. federal income and state taxes relating to net currently taxable activity relating to the portfolio investments held in the Taxable Subsidiaries and excise taxes on Main Street’s estimated undistributed taxable income. The income tax expense, or benefit, and the related tax assets and liabilities generated by the Taxable Subsidiaries, if any, are reflected in Main Street’s Consolidated Statements of Operations. Main Street’s provision for income taxes was comprised of the following for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)
Net investment income taxes
Current tax expense (benefit):
Federal	$(226)	$(164)	$(226)	$—
State and other	603	487	1,058	1,147
Excise	659	818	1,040	2,159
Total current tax expense	1,036	1,141	1,872	3,306

Deferred tax expense (benefit):
Federal	1,833	3,575	5,460	5,470
State and other	604	435	(595)	288
Total deferred tax expense	2,437	4,010	4,865	5,758

Total net investment income tax provision	$3,473	$5,151	$6,737	$9,064

Investment valuation related taxes
Current tax expense (benefit):
Federal	$(1,106)	$4,071	$337	$4,391
Total current tax expense (benefit)	(1,106)	4,071	337	4,391

Deferred tax expense (benefit):
Federal	7,525	(3,343)	8,628	(72)
State and other	1,376	(1,610)	1,802	(1,741)
Total deferred tax expense (benefit)	8,901	(4,953)	10,430	(1,813)

Total investment valuation related income tax provision (benefit)	$7,795	$(882)	$10,767	$2,578

Total income tax provision	$11,268	$4,269	$17,504	$11,642
The net deferred tax liability as of June 30, 2026 and December 31, 2025 was $124.3 million and $109.0 million, respectively, with the change primarily related to changes in net unrealized appreciation or depreciation, changes in loss carryforwards and other temporary book-tax differences relating to portfolio investments held by the Taxable Subsidiaries. As of June 30, 2026, for U.S. federal income tax purposes, the Taxable Subsidiaries had a net operating loss carryforward, which is not subject to expiration and will carryforward indefinitely until utilized. Additionally, the Taxable Subsidiaries have interest expense limitation carryforwards which have an indefinite carryforward period. As of June 30, 2026, for U.S. federal income tax purposes, MSCC had net capital loss carryforwards totaling $28.3 million available to offset future capital gains at the RIC level in any taxable year, to the extent available and permitted by U.S. federal income tax law, which are not subject to expiration as long as MSCC maintains its RIC status.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

NOTE H — COMMON STOCK
Main Street maintains a program with certain selling agents through which it can sell up to 20,000,000 shares of its common stock by means of at-the-market offerings from time to time (the “ATM Program”). During the six months ended June 30, 2026, Main Street sold 2,790,683 shares of its common stock at a weighted-average price of $55.43 per share and raised $154.7 million of gross proceeds under the ATM Program, or net proceeds of $152.9 million after commissions to the selling agents on shares sold and offering costs. As of June 30, 2026, sales transactions representing 5,159 shares had not settled and thus were not issued and not included in shares issued and outstanding on the face of the Consolidated Balance Sheets, but are included as outstanding on the Consolidated Statement of Changes in Net Assets, in the weighted-average shares outstanding in the Consolidated Statements of Operations and in the shares used to calculate the NAV per share. As of June 30, 2026, 16,740,256 shares remained available for sale under the ATM Program.
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
Summarized DRIP information for the six months ended June 30, 2026 and 2025 is as follows:

	Six Months Ended June 30,
	2026	2025

	(dollars in thousands)
DRIP participation	$20,608	$18,466
Shares issued for DRIP	376,928	324,454

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
Main Street’s Board of Directors approves the issuance of shares of restricted stock to Main Street employees pursuant to the Main Street Capital Corporation 2022 Equity and Incentive Plan (the “Equity and Incentive Plan”). These shares generally vest over a three-year or five-year period from the grant date. The fair value is expensed over the service period, starting on the grant date. A summary of the restricted stock issuances approved by Main Street’s Board of Directors under the Equity and Incentive Plan, net of shares forfeited, if any, and the remaining shares of restricted stock available for issuance as of June 30, 2026, is as follows:

Restricted stock authorized under the plan	5,000,000
Less net restricted stock granted	(1,986,229)
Restricted stock available for issuance as of June 30, 2026	3,013,771

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Main Street’s Board of Directors approves the issuance of shares of restricted stock to Main Street non-employee directors pursuant to the Main Street Capital Corporation 2022 Non-Employee Director Restricted Stock Plan. These shares are granted upon appointment or election of non-employee directors to the board and vest on the day immediately preceding the annual meeting of stockholders following the respective grant date and are expensed over such service period. A summary of the restricted stock issuances approved by Main Street’s Board of Directors under the 2022 Non-Employee Director Restricted Stock Plan, net of shares forfeited, if any, and the remaining shares of restricted stock available for issuance as of June 30, 2026, is as follows:

Restricted stock authorized under the plan	300,000
Less net restricted stock granted	(17,683)
Restricted stock available for issuance as of June 30, 2026	282,317
For the three months ended June 30, 2026 and 2025, Main Street recognized total share-based compensation expense of $5.8 million and $5.4 million, respectively, related to the restricted stock issued to Main Street employees and non-employee directors. For the six months ended June 30, 2026 and 2025, Main Street recognized total share-based compensation expense of $10.9 million and $10.3 million, respectively, related to the restricted stock issued to Main Street employees and non-employee directors.
Summarized restricted stock award activity for the six months ended June 30, 2026 is as follows:

	Six Months Ended June 30, 2026
	Number	Weighted-Average Grant-Date Fair Value
Restricted Stock Awards:	of Shares	(per share)
Non-vested, December 31, 2025	995,208	$50.15
Granted (1)	538,887	52.23
Vested (1)(2)	(441,404)	47.43
Forfeited	(24,792)	51.26
Non-vested, June 30, 2026	1,067,899	$52.30
Aggregate intrinsic value as of June 30, 2026 (in thousands) (3)	$55,403
___________________________
(1)Restricted shares generally vest over a three-year or five-year period from the grant date (as noted above).
(2)Vested shares included 169,445 shares withheld for payroll taxes paid on behalf of employees.
(3)Aggregate intrinsic value is the product of total non-vested restricted shares as of June 30, 2026 and $51.88 per share, the closing price of Main Street’s common stock on June 30, 2026.
As of June 30, 2026, there was $50.1 million of total unrecognized compensation expense related to Main Street’s non-vested restricted shares. This compensation expense is expected to be recognized over a remaining weighted-average period of 2.9 years as of June 30, 2026.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

NOTE K — COMMITMENTS AND CONTINGENCIES
As of June 30, 2026, Main Street had the following outstanding commitments (in thousands):

Investments with equity capital commitments that have not yet funded:	June 30, 2026

Brightwood Capital Fund Investments
Brightwood Capital Fund V, LP	$100
Brightwood Capital Fund III, LP	65
165

EnCap Equity - Fund XII, LP	3,612

Harris Preston Fund Investments
HPEP 5, L.P.	9,500
HPEP 4, L.P.	4,456
HPEP 3, L.P.	1,308
423 AER II, LP	59
2717 HPP-MS, LP	44
15,367

MS Private Loan Fund II, LP	4,500

UnionRock Energy Fund Investments
UnionRock Energy Fund III, LP	5,300
UnionRock Energy Fund II, LP	2,820
8,120

Total Equity Commitments (1)(2)	$31,764

Investments with commitments to fund revolving loans that have not been fully drawn or term loans with additional commitments not yet funded:

Horwitz Holdings, LLC	$57,029
CRC Evans USA Bidco, Inc.	38,167
MSC Income Fund, Inc.	30,000
Mission Critical Group	24,230
Creative Foam Corporation	15,375
Auria Space, LLC	11,401
MS Private Loan Fund II, LP	10,000
Core Transformers	9,404
Electro Technical Industries, LLC	8,894
Airo Purchaser, Inc.	7,884
Richardson Sales Solutions	7,806
South Coast Terminals Holdings, LLC	7,160
TEC Services, LLC	6,467
AVEX Aviation Holdings, LLC	6,309

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Winter Services LLC	5,556
AGS American Glass Services Acquisition, LLC	5,360
SI East, LLC	5,250
GradeEight Corp.	4,866
PavCon LLC	4,650
Direct Marketing Solutions, Inc.	4,250
Hawk Ridge Systems, LLC	4,105
UBM AcquireCo LLC	4,000
CGMS Parent LLC	4,000
Infinity X1 Holdings, LLC	4,000
Chamberlin Holding LLC	4,000
Pro-Max Restoration & Paint, LLC	3,607
Microbe Formulas, LLC	3,601
MS Private Loan Fund I, LP	3,520
IG Investor, LLC	3,200
Garyline, LLC	3,029
Cody Pools, Inc.	2,950
Hornblower Sub, LLC	2,945
Rug Doctor, LLC.	2,804
ZRG Partners, LLC	2,779
Career Team Holdings, LLC	2,700
GS HVAM Intermediate, LLC	2,667
Nearshore AcquireCo, LLC	2,500
IG Parent Corporation	2,347
CQ Fluency, LLC	2,250
KMS, LLC	2,171
Revenue Recovery Holdings, LLC	2,000
Coregistics Buyer LLC	1,908
Iron-Main Investments, LLC	1,600
Pinnacle TopCo, LLC	1,600
Colonial Electric Company LLC	1,600
MCT Purchaserco Holding Inc.	1,308
Victory Energy Operations, LLC	1,292
Shift Transit ParentCo, LP	1,250
Watterson Brands, LLC	1,207
Clad-Rex Steel, LLC	1,200
Legacy Swim Group	1,195
B-O-F Corporation	1,161
Bond Brand Loyalty ULC	1,142
SPAU Holdings, LLC	1,086
American Health Staffing Group, Inc.	1,000
Gulf Manufacturing, LLC	1,000
RFG AcquireCo, LLC	1,000
Channel Partners Intermediateco, LLC	932
Escalent, Inc.	901

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

ATS Operating, LLC	900
Insight Borrower Corporation	823
Computer Data Source, LLC	713
Adams Publishing Group, LLC	628
Invincible Boat Company, LLC.	622
Behavior Development Group Holdings	600
Jensen Jewelers of Idaho, LLC	500
Roof Opco, LLC	311
GULF PACIFIC ACQUISITION, LLC	252
ArborWorks, LLC	182
Wash & Wax Systems LLC	161
Obra Capital, Inc.	148
Implus Footcare, LLC	136
Titan Meter Midco Corp.	36

Total Loan Commitments	$363,627

Total Commitments	$395,391
As of December 31, 2025, Main Street had the following outstanding commitments (in thousands):

Investments with equity capital commitments that have not yet funded:	December 31, 2025

Brightwood Capital Fund Investments
Brightwood Capital Fund V, LP	$100
Brightwood Capital Fund III, LP	65
165

EnCap Equity - Fund XII, LP	3,672

Harris Preston Fund Investments
HPEP 4, L.P.	5,742
HPEP 3, L.P.	1,308
423 AER II, LP	147
2717 HPP-MS, LP	44
7,241

MS Private Loan Fund II, LP	4,500

UnionRock Energy Fund Investments
UnionRock Energy Fund III, LP	4,782
UnionRock Energy Fund II, LP	2,751
7,533

Total Equity Commitments (1)(2)	$23,111

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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

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
___________________________
(1)As of both June 30, 2026 and December 31, 2025, this table excludes commitments related to four additional Other Portfolio investments for which the investment period has expired and the remaining commitments may only be drawn to pay fund expenses. The Company does not expect any material future capital to be called on its commitment to these investments and as a result has excluded those commitments from this table.
(2)As of both June 30, 2026 and December 31, 2025, this table excludes commitments related to five additional Other Portfolio investments for which the investment period has expired and the remaining commitments may only be drawn to pay fund expenses or for follow-on investments in existing portfolio companies. The Company does not expect any material future capital to be called on its commitment to these investments to pay fund expenses, and based on representations from the fund manager, the Company does not expect any further capital will be called on its commitment for follow-on investments. As a result, the Company has excluded those commitments from this table.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Main Street will fund its unfunded commitments from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under the Credit Facilities). Main Street follows a process to manage its liquidity and ensure that it has available capital to fund its unfunded commitments as necessary. The Company had no unrealized appreciation or depreciation on the outstanding unfunded commitments as of June 30, 2026 or December 31, 2025.
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
NOTE L — RELATED PARTY TRANSACTIONS
As discussed further in Note D — External Investment Manager, the External Investment Manager is treated as a wholly-owned portfolio company of Main Street and is included as part of Main Street’s Investment Portfolio. As of June 30, 2026, Main Street had a receivable of $12.3 million due from the External Investment Manager, which included (i) $10.2 million related primarily to operating expenses incurred by Main Street as required to support the External Investment Manager’s business and amounts due from the External Investment Manager to Main Street under a tax sharing agreement (see further discussion in Note D — External Investment Manager) and (ii) $2.1 million of dividends declared but not paid by the External Investment Manager. MSCC has entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for the External Investment Manager’s relationship with MSC Income and its other clients (see further discussion in Note A.1. — Organization and Basis of Presentation — Organization and Note D — External Investment Manager).
From time to time, Main Street may make investments in clients of the External Investment Manager in the form of debt or equity capital on terms approved by Main Street’s Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act, of Main Street.
As of June 30, 2026, Main Street owned 2,025,220 shares of MSC Income’s common stock. In January 2025, in connection with Main Street’s acquisition in excess of 3% of MSC Income’s outstanding shares of common stock, Main Street entered into a Fund of Funds Investment Agreement with MSC Income (the “Fund of Funds Investment Agreement”). The Fund of Funds Investment Agreement provides for the acquisition by Main Street of MSC Income’s shares of common stock, and MSC Income’s sale of such shares to Main Street, in a manner consistent with the requirements of Rule 12d1-4 under the 1940 Act.
In the first quarter of 2026, Main Street provided MSC Income with a revolving line of credit pursuant to an Unsecured Revolving Promissory Note (as amended, restated or otherwise modified, the “MSIF Note”), which currently provides for borrowings up to $30.0 million. Borrowings under the MSIF Note bear interest at a rate of SOFR plus 4.5%, subject to a 2.0% SOFR floor and mature in December 2029. Available borrowings under the MSIF Note are subject to a 0.25% non-use fee. The borrowings under the MSIF Note are unsecured. The MSIF Note was unanimously approved by the Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act, of Main Street. As of June 30, 2026, there were no borrowings outstanding under the MSIF Note.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

In December 2020, the External Investment Manager entered into an investment management agreement with Private Loan Fund I to provide investment advisory and management services in exchange for an asset-based fee and certain incentive fees. Private Loan Fund I is a private investment fund exempt from registration under the 1940 Act that co-invests with Main Street in Main Street’s Private Loan investment strategy. In connection with Private Loan Fund I’s initial closing in December 2020, Main Street committed to contribute up to $10.0 million as a limited partner and is entitled to distributions on such interest. In February 2022, Main Street increased its total commitment to Private Loan Fund I from $10.0 million to $15.0 million. In addition, certain of Main Street’s officers and employees (and certain of their immediate family members) have made capital commitments to Private Loan Fund I as limited partners and therefore have direct pecuniary interests in Private Loan Fund I. As of June 30, 2026, Main Street had funded the entire $15.0 million of its limited partner commitment. Main Street’s limited partner commitment to Private Loan Fund I was unanimously approved by the Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act, of Main Street.
In March 2022, Main Street provided Private Loan Fund I with a revolving line of credit pursuant to a Secured Revolving Promissory Note (as amended, restated or otherwise modified, the “PL Fund 2022 Note”), which currently provides for borrowings up to $20.0 million. Borrowings under the PL Fund 2022 Note bear interest at a rate of SOFR plus 3.0%, subject to a 2.0% SOFR floor, can be advanced through March 2031 and mature in March 2031. Available borrowings under the PL Fund 2022 Note are subject to a 0.25% non-use fee. The borrowings under the PL Fund 2022 Note are collateralized by all assets of Private Loan Fund I (other than the assets of its special purpose vehicle financing subsidiary). The PL Fund 2022 Note was unanimously approved by Main Street’s Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act, of Main Street. As of June 30, 2026, there were $16.5 million of borrowings outstanding under the PL Fund 2022 Note.
In September 2023, the External Investment Manager entered into an investment management agreement with Private Loan Fund II to provide investment advisory and management services in exchange for an asset-based fee and certain incentive fees. Private Loan Fund II is a private investment fund exempt from registration under the 1940 Act that co-invests with Main Street in Main Street’s Private Loan investment strategy. In connection with Private Loan Fund II’s initial closing in September 2023, Main Street committed to contribute up to $15.0 million (limited to 20% of total commitments) as a limited partner and is entitled to distributions on such interest. In addition, certain of Main Street’s officers and employees (and certain of their immediate family members) have made capital commitments to Private Loan Fund II as limited partners and therefore have direct pecuniary interests in Private Loan Fund II. As of June 30, 2026, Main Street has funded $10.5 million of its limited partner commitment and Main Street’s unfunded commitment was $4.5 million. Main Street’s limited partner commitment to Private Loan Fund II was unanimously approved by the Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act, of Main Street.
In November 2024, Main Street provided Private Loan Fund II with a revolving line of credit pursuant to a Secured Revolving Promissory Note (as amended, restated or otherwise modified, the “PL Fund II 2024 Note”), which currently provides for borrowings up to $10.0 million. Borrowings under the PL Fund II 2024 Note bear interest at a rate of SOFR plus 3.0%, subject to a 2.0% SOFR floor, and mature on the date upon which Private Loan Fund II’s investment period concludes, which is scheduled to occur in June 2029. Available borrowings under the PL Fund II 2024 Note are subject to a 0.25% non-use fee. The borrowings under the PL Fund II 2024 Note are collateralized by all assets of Private Loan Fund II (other than the assets of its special purpose vehicle financing subsidiary). The PL Fund II 2024 Note was unanimously approved by Main Street’s Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act, of Main Street. As of June 30, 2026, there were no borrowings outstanding under the PL Fund II 2024 Note.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

As described in Note B.9. — Summary of Significant Accounting Policies — Deferred Compensation Plan, participants in the Deferred Compensation Plan elect one or more investment options, including phantom Main Street stock units, interests in affiliated funds and various mutual funds, where their deferred amounts are notionally invested pending distribution pursuant to participant elections and plan terms. As of June 30, 2026, $34.5 million of directors’ fees and employee compensation, plus net unrealized gains and losses and investment income, and minus previous distributions, was deferred under the Deferred Compensation Plan. As of June 30, 2026, $10.9 million was deferred into phantom Main Street stock units, representing 209,678 shares of Main Street’s common stock. In addition, as of June 30, 2026, the Company had $23.6 million of funded investments from deferred compensation in trust, including $2.2 million in Private Loan Fund I and $5.3 million in Private Loan Fund II.
NOTE M — SUBSEQUENT EVENTS
The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements, and identified the following to report:
In August 2026, Main Street declared a supplemental dividend of $0.30 per share payable in September 2026. This supplemental dividend is in addition to the previously announced regular monthly dividends that Main Street declared of $0.265 per share for each month of July, August and September 2026, or total regular monthly dividends of $0.795 per share for the third quarter of 2026, resulting in total dividends declared for the third quarter of 2026 of $1.095 per share.

In August 2026, Main Street also declared regular monthly dividends of $0.265 per share for each month of October, November and December of 2026. These regular monthly dividends equal a total of $0.795 per share for the fourth quarter of 2026, representing a 3.9% increase from the regular monthly dividends paid in the fourth quarter of 2025. Including the regular monthly and supplemental dividends declared through the fourth quarter of 2026, Main Street will have paid $51.205 per share in cumulative dividends since its October 2007 initial public offering.
In August 2026, Main Street’s Board of Directors authorized the Company to enter into a share purchase plan to purchase up to $20.0 million of shares of MSC Income’s common stock in the open market for a period beginning in September 2026 and ending in February 2027 at times when the market price per share of MSC Income’s common stock is trading below the most recently reported NAV per share of the common stock by certain pre-determined levels. The purchases of shares of MSC Income common stock pursuant to the share purchase plan are intended to satisfy the conditions of Rule 10b5-1 and Rule 10b-18 under the Exchange Act and will otherwise be subject to applicable law, including Regulation M, which may prohibit purchases under certain circumstances. MSC Income’s board of directors also authorized MSC Income to enter into a share repurchase plan to purchase up to $20.0 million of shares of its common stock, with the terms and conditions substantially similar between Main Street’s share purchase plan for shares of MSC Income common stock and MSC Income’s share repurchase plan, and daily purchases under the two plans, if any, are expected to be split pro rata (or as close thereto as reasonably possible) between Main Street and MSC Income based on the respective plan sizes.

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments in and Advances to Affiliates
June 30, 2026
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2025 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	June 30, 2026 Fair Value (13)
Majority-Owned Investments
BDB Holdings, LLC					Preferred Equity	(7)	$—	$(6,190)	$—	$12,640	$—	$6,190	$6,450
	12.00%				Secured Debt	(7)	—	—	131	1,773	801	—	2,574
Bettercloud, Inc.		SF+	8.25%		Secured Debt	(6)	—	—	310	6,017	2,307	8,324	—
					Common Equity	(6)	(5,704)	1,200	—	15,690	1,200	16,890	—
Brewer Crane Holdings, LLC	13.72%	SF+	10.00%		Secured Debt	(9)	—	—	347	5,016	—	—	5,016
					Preferred Member Units	(9)	—	(410)	60	3,460	—	410	3,050
	15.00%			15.00%	Preferred Member Units	(9)	—	—	32	336	24	—	360
California Splendor Holdings LLC	14.00%				Secured Debt	(9)	—	(249)	1,820	25,638	4	249	25,393
					Secured Debt	(9)	—	—	2	(11)	2	—	(9)
					Preferred Member Units	(9)	—	(4,410)	—	12,801	—	4,410	8,391
	15.00%			15.00%	Preferred Member Units	(9)	—	—	1,129	12,569	4,129	—	16,698
Clad-Rex Steel, LLC					Secured Debt (12)	(5)	—	—	10	—	—	—	—
	10.00%				Secured Debt	(5)	—	(12)	473	9,480	12	588	8,904
	10.00%				Secured Debt	(5)	—	—	46	929	—	24	905
					Member Units	(5)	—	770	695	14,120	770	—	14,890
					Member Units	(5)	—	240	—	1,270	240	—	1,510
Cody Pools, Inc.	12.50%				Secured Debt (12)	(8)	—	1	57	—	3,371	2,107	1,264
	12.50%				Secured Debt	(8)	—	(76)	2,209	34,901	76	1,359	33,618
					Preferred Member Units	(8)	—	(1,670)	787	65,060	—	1,670	63,390
CompareNetworks Topco, LLC	14.72%	SF+	11.00%		Secured Debt	(9)	—	(58)	300	4,031	1	95	3,937
					Preferred Member Units	(9)	—	(5,030)	—	7,650	—	5,030	2,620
Compass Systems & Sales, LLC					Secured Debt	(5)	—	—	3	(15)	2	—	(13)
	13.50%				Secured Debt	(5)	—	139	1,155	16,961	166	2,198	14,929
					Preferred Equity	(5)	—	274	120	7,180	662	—	7,842
Cybermedia Technologies, LLC					Secured Debt	(6)	—	—	5	—	—	—	—
	13.00%				Secured Debt	(6)	—	(250)	1,773	27,076	30	1,011	26,095
					Preferred Member Units	(6)	—	770	125	—	770	—	770
					Preferred Equity	(6)	—	570	—	6,340	570	—	6,910
Datacom, LLC	10.00%				Secured Debt	(8)	—	—	30	675	405	135	945
	10.00%				Secured Debt	(8)	—	(1,859)	389	4,169	—	1,954	2,215
					Preferred Member Units	(8)	—	—	—	—	—	—	—
Direct Marketing Solutions, Inc.					Secured Debt (12)	(9)	—	26	141	1,785	1,615	3,400	—
					Secured Debt	(9)	—	(3)	281	23,082	—	23,082	—
	14.00%				Secured Debt	(9)	—	321	3,265	—	43,857	—	43,857
					Preferred Stock	(9)	—	7,544	8	19,760	12,344	160	31,944
Gamber-Johnson Holdings, LLC	11.12%	SF+	7.50%		Secured Debt	(5)	—	—	63	—	1,600	—	1,600
	11.12%	SF+	7.50%		Secured Debt	(5)	—	—	4,307	70,526	4,440	—	74,966
					Member Units	(5)	—	10,650	2,518	113,810	10,650	—	124,460
					Member Units	(5)	—	—	—	396	—	92	304
Garreco, LLC					Member Units	(8)	—	(490)	—	1,830	—	490	1,340
GRT Rubber Technologies LLC	9.72%	SF+	6.00%		Secured Debt	(8)	—	(2)	157	3,146	2	2	3,146
	11.72%	SF+	8.00%		Secured Debt	(8)	—	(23)	2,423	40,493	23	23	40,493
					Member Units	(8)	—	(3,450)	1,643	46,360	—	3,450	42,910

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
June 30, 2026
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2025 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	June 30, 2026 Fair Value (13)
IG Investor, LLC	13.00%				Secured Debt (12)	(6)	—	(4)	83	1,600	4	804	800
	13.00%				Secured Debt	(6)	—	(41)	2,271	35,064	41	1,641	33,464
					Common Equity	(6)	—	3,170	—	28,030	3,170	—	31,200
Jensen Jewelers of Idaho, LLC		P+	6.75%		Secured Debt (12)	(9)	—	—	—	—	—	—	—
	13.50%	P+	6.75%		Secured Debt	(9)	—	—	54	878	—	300	578
					Member Units	(9)	—	730	606	11,540	730	—	12,270
Kickhaefer Manufacturing Company, LLC	11.50%				Secured Debt	(5)	—	—	615	10,195	12,202	10,995	11,402
	9.00%				Secured Debt	(5)	—	—	176	3,878	1	26	3,853
					Preferred Equity	(5)	—	2,670	—	17,180	2,670	—	19,850
					Member Units	(5)	—	—	48	4,190	—	—	4,190
MSC Adviser I, LLC					Member Units	(8)	—	(29,820)	4,952	255,020	—	29,820	225,200
NRP Jones, LLC	12.00%				Secured Debt	(5)	—	(105)	—	474	—	105	369
					Member Units	(5)	—	—	—	—	—	—	—
					Member Units	(5)	—	—	—	—	—	—	—
					Preferred Equity	(5)	—	—	—	—	—	—	—
					Common Equity	(5)	—	—	—	928	—	—	928
OMi Topco, LLC	12.00%				Secured Debt	(8)	—	(6)	1,755	29,000	6	6	29,000
					Preferred Member Units	(8)	—	(600)	6,166	77,900	—	600	77,300
Principle Environmental, LLC	13.00%				Secured Debt	(8)	—	(10)	330	4,897	10	10	4,897
					Preferred Member Units	(8)	—	—	2,086	15,740	—	—	15,740
					Common Stock	(8)	—	—	—	750	—	—	750
Quality Lease Service, LLC					Member Units	(7)	—	54	—	460	54	37	477
Robbins Bros. Jewelry, Inc.					Secured Debt	(9)	—	—	96	(62)	—	11	(73)
	12.50%			10.00%	Secured Debt	(9)	—	238	—	14,029	—	188	13,841
					Preferred Equity	(9)	—	—	—	—	—	—	—
Trantech Radiator Topco, LLC	11.50%				Secured Debt	(7)	—	—	51	—	1,600	—	1,600
					Secured Debt	(7)	—	(41)	240	9,000	—	9,000	—
	13.50%				Secured Debt	(7)	—	209	1,690	—	31,280	—	31,280
					Common Stock	(7)	—	11,164	—	14,920	12,530	—	27,450
					Common Equity	(7)	—	—	—	696	—	—	696
	9.00%				Secured Debt	(7)	—	(2)	94	2,040	2	2	2,040
	9.00%				Secured Debt	(7)	—	8	52	—	2,100	—	2,100
	9.00%				Secured Debt	(7)	—	1	10	—	400	—	400
Victory Energy Operations, LLC	13.00%				Secured Debt (12)	(8)	—	—	131	836	1,727	431	2,132
	13.00%				Secured Debt	(8)	—	—	3,202	47,889	48	—	47,937
					Preferred Equity	(8)	—	1,830	215	23,380	1,830	—	25,210
Volusion, LLC	10.00%				Secured Debt	(8)	—	—	106	2,100	—	—	2,100
					Preferred Member Units	(8)	—	—	—	—	—	—	—
					Preferred Member Units	(8)	—	(563)	—	2,910	—	1,164	1,746
					Common Stock	(8)	—	—	—	—	—	—	—
Ziegler’s NYPD, LLC	12.00%				Secured Debt	(8)	—	—	9	150	—	—	150
	12.00%				Secured Debt	(8)	—	(54)	106	1,687	—	54	1,633
					Preferred Member Units	(8)	—	(50)	—	50	—	50	—
Other Controlled Investments

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
June 30, 2026
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2025 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	June 30, 2026 Fair Value (13)
American Nuts, LLC					Preferred Equity	(9)	$—	$(470)	$—	$4,250	$—	$470	$3,780
	12.34%	SF+	8.50%	12.34%	Secured Debt	(9)	—	—	514	8,161	514	—	8,675
	12.34%	SF+	8.50%	12.34%	Secured Debt	(9)	—	110	514	6,582	623	—	7,205
	12.34%	SF+	8.50%	12.34%	Secured Debt	(9)	—	—	10	—	321	—	321
Analytical Systems Keco Holdings, LLC	13.25%				Secured Debt	(8)	—	—	255	3,860	6	203	3,663
					Preferred Member Units	(8)	—	480	—	120	480	—	600
					Preferred Member Units	(8)	—	—	—	6,030	—	—	6,030
					Warrants	(8)	—	—	—	—	—	—	—
ASC Interests, LLC					Secured Debt	(8)	—	—	10	400	—	400	—
					Secured Debt	(8)	—	30	37	1,502	30	1,532	—
					Preferred Member Units	(8)	(88)	178	—	—	178	178	—
					Member Units	(8)	(1,500)	1,500	—	—	1,500	1,500	—
Batjer TopCo, LLC					Secured Debt	(8)	—	(1)	1	—	1	1	—
	10.00%				Secured Debt	(8)	—	(10)	505	9,945	10	122	9,833
					Preferred Stock	(8)	—	750	761	8,750	750	—	9,500
Bolder Panther Group, LLC	11.98%	SF+	8.36%		Secured Debt	(9)	—	(66)	6,197	101,046	66	66	101,046
	8.00%				Class B Preferred Member Units	(9)	—	910	1,472	31,190	910	—	32,100
					Secured Debt	(9)	—	—	37	—	—	—	—
Bridge Capital Solutions Corporation					Preferred Member Units	(6)	—	—	—	—	—	—	—
					Warrants	(6)	—	—	—	—	—	—	—
					Warrants	(6)	—	—	—	—	—	—	—
CBT Nuggets, LLC					Member Units	(9)	—	(5,760)	825	47,930	—	5,760	42,170
Centre Technologies Holdings, LLC		SF+	8.00%		Secured Debt	(8)	—	—	8	—	240	240	—
		SF+	8.00%		Secured Debt	(8)	—	(26)	1,409	24,085	6,826	30,911	—
					Preferred Member Units	(8)	46,401	(36,324)	2,441	42,710	42,401	85,111	—
Chamberlin Holding LLC		SF+	6.00%		Secured Debt (12)	(8)	—	(6)	18	—	6	6	—
	11.74%	SF+	8.00%		Secured Debt	(8)	—	(42)	2,518	42,020	42	842	41,220
					Member Units	(8)	—	9,910	3,092	35,530	9,910	—	45,440
					Member Units	(8)	—	160	46	4,170	160	—	4,330
Charps, LLC	14.00%				Unsecured Debt	(5)	—	(52)	448	5,694	52	52	5,694
					Preferred Member Units	(5)	—	(840)	490	16,020	—	840	15,180
Colonial Electric Company LLC					Secured Debt (12)	(6)	—	—	4	—	—	—	—
	9.00%				Secured Debt	(6)	—	76	417	8,779	—	—	8,779
					Preferred Member Units	(6)	—	5,280	2,026	16,830	5,280	—	22,110
Copper Trail Fund Investments					LP Interests (CTMH, LP)	(9)	—	65	—	390	65	75	380
Digital Products Holdings LLC	13.62%	SF+	10.00%		Secured Debt	(5)	—	606	827	11,338	561	330	11,569
					Preferred Member Units	(5)	—	—	100	9,835	—	—	9,835
Doral Holdings, LLC					Preferred Equity	(5)	—	16,410	1,102	15,740	16,410	—	32,150
	11.00%				Secured Debt	(5)	—	166	1,575	26,270	231	5,001	21,500
Elgin AcquireCo, LLC		SF+	6.00%		Secured Debt	(5)	—	—	4	(3)	1	—	(2)
	12.00%				Secured Debt	(5)	—	(62)	1,024	16,719	17	178	16,558
	9.00%				Secured Debt	(5)	—	—	280	6,156	1	28	6,129
					Common Stock	(5)	—	(970)	—	5,050	—	970	4,080

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
June 30, 2026
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2025 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	June 30, 2026 Fair Value (13)
					Common Stock	(5)	—	130	—	3,270	130	—	3,400
Flame King Holdings, LLC					Preferred Equity	(9)	—	3,290	2,529	54,630	3,290	—	57,920
	12.00%				Secured Debt	(9)	—	(65)	4,049	66,000	65	65	66,000
					Common Equity	(9)	—	—	52	—	3,929	—	3,929
Harris Preston Fund Investments					LP Interests (2717 MH, L.P.)	(8)	—	70	—	1,795	70	—	1,865
					LP Interests (2717 HPP-MS, L.P.) (12)	(8)	—	(190)	282	447	—	190	257
					LP Interests (2717 GRE-LP, L.P.)	(8)	—	75	—	441	75	—	516
					LP Interests (423 COR, L.P.)	(8)	—	(250)	—	5,244	—	250	4,994
Harrison Hydra-Gen, Ltd.					Common Stock	(8)	—	(580)	—	7,080	—	580	6,500
JTI Electrical & Mechanical, LLC	9.89%	SF+	6.00%	9.89%	Secured Debt	(9)	—	(28,744)	—	36,429	—	28,744	7,685
	15.00%			15.00%	Secured Debt	(9)	—	(939)	—	939	—	939	—
	8.89%	SF+	5.00%	8.89%	Secured Debt	(9)	—	(249)	—	6,316	—	36	6,280
					Common Equity	(9)	—	—	—	—	—	—	—
JorVet Holdings, LLC	12.00%				Secured Debt	(9)	—	—	1,430	23,263	23	—	23,286
					Preferred Equity	(9)	—	2,750	241	10,990	2,750	—	13,740
KBK Industries, LLC					Member Units	(5)	17,327	(17,396)	1,603	18,180	17,327	35,507	—
					Secured Debt	(5)	—	—	—	—	—	—	—
					Secured Debt	(5)	—	(34)	51	7,200	34	7,234	—
Legacy Swim Group	13.00%				Secured Debt	(7)	—	—	2,124	31,691	32	—	31,723
					Preferred Equity	(7)	—	—	186	14,996	—	—	14,996
	13.00%				Secured Debt (12)	(7)	—	—	58	—	789	—	789
Metalforming Holdings, LLC					Secured Debt	(7)	—	9	10	—	—	—	—
	8.75%				Secured Debt	(7)	—	(17)	775	17,237	17	17	17,237
	8.00%			8.00%	Preferred Equity	(7)	—	—	251	5,916	—	—	5,916
					Common Stock	(7)	—	900	972	9,770	900	—	10,670
Moffitt Holdings, LLC	13.00%				Secured Debt	(8)	—	—	2,227	33,840	40	875	33,005
					Preferred Equity	(8)	—	—	10	15,560	—	—	15,560
MS Private Loan Fund I, LP	6.62%	SF+	3.00%		Secured Debt (12)	(8)	—	—	430	12,000	8,480	4,000	16,480
					LP Interests	(8)	—	(502)	653	14,697	—	502	14,195
MS Private Loan Fund II, LP		SF+	3.00%		Secured Debt (12)	(8)	—	—	25	(84)	263	250	(71)
					LP Interests (12)	(8)	—	439	935	11,064	439	—	11,503
MSC Income Fund, Inc.					Common Equity	(8)	—	(2,910)	729	21,412	4,930	2,910	23,432
		SF+	4.50%		Secured Debt (12)	(8)	—	—	92	—	23,863	24,000	(137)
MVI MSO, LLC	13.00%				Secured Debt	(6)	—	—	653	9,768	9	—	9,777
					Preferred Equity	(6)	—	(1,340)	101	4,770	—	1,340	3,430
NAPCO Precast, LLC					Member Units	(8)	—	(4,220)	63	14,480	—	4,220	10,260
					Member Units	(8)	—	52	15	568	52	—	620
Nello Industries Investco, LLC					Secured Debt	(5)	—	(205)	550	32,072	—	32,072	—
	13.00%				Secured Debt	(5)	—	189	2,250	—	41,344	—	41,344
					Preferred Equity	(5)	—	6,220	410	23,330	6,220	—	29,550
NexRev LLC					Preferred Member Units	(8)	—	480	40	12,870	480	—	13,350
NuStep, LLC	10.22%	SF+	6.50%		Secured Debt	(5)	—	—	144	1,000	1,600	—	2,600

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
June 30, 2026
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2025 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	June 30, 2026 Fair Value (13)
	12.00%				Secured Debt	(5)	—	(495)	1,148	18,440	—	751	17,689
					Preferred Member Units	(5)	—	(2,160)	—	12,200	—	2,160	10,040
					Preferred Member Units	(5)	—	360	—	6,110	360	—	6,470
Orttech Holdings, LLC		SF+	11.00%		Secured Debt	(5)	—	—	16	612	—	612	—
	14.72%	SF+	11.00%		Secured Debt	(5)	—	(21)	1,564	20,760	21	21	20,760
					Preferred Stock	(5)	—	(3,110)	120	13,450	—	3,110	10,340
Pinnacle TopCo, LLC					Secured Debt (12)	(8)	—	(2)	6	—	2	2	—
	13.00%				Secured Debt	(8)	—	(33)	1,760	27,200	33	1,153	26,080
					Preferred Equity	(8)	—	—	392	20,440	—	—	20,440
PPL RVs, Inc.		SF+	8.75%		Secured Debt	(8)	—	(1)	1	—	1	1	—
	12.54%	SF+	8.75%		Secured Debt	(8)	—	(18)	980	15,191	18	18	15,191
					Common Stock	(8)	—	(1,270)	—	17,330	—	1,270	16,060
					Common Stock	(8)	—	103	—	575	103	—	678
River Aggregates, LLC					Member Units	(8)	(75)	80	25	9,700	80	—	9,780
Spring Engineering Holdings, LLC	13.00%				Secured Debt	(7)	—	—	1,534	—	23,176	—	23,176
					Preferred Member Units	(7)	—	—	—	—	4,650	—	4,650
Shift Transit ParentCo, LP					Preferred Equity	(5)	—	—	—	—	12,000	—	12,000
	13.00%				Secured Debt	(5)	—	—	816	—	17,632	—	17,632
	13.00%				Secured Debt	(5)	—	—	468	—	10,104	—	10,104
	13.00%				Secured Debt (12)	(5)	—	—	101	—	1,734	—	1,734
Tedder Industries, LLC	12.00%			12.00%	Secured Debt	(9)	—	(82)	475	962	475	82	1,355
	12.00%			12.00%	Secured Debt	(9)	—	3,000	—	2,827	3,001	—	5,828
					Preferred Member Units	(9)	—	—	—	—	—	—	—
					Preferred Member Units	(9)	—	—	—	—	—	—	—
					Preferred Member Units	(9)	—	—	—	—	—	—	—
Televerde, LLC					Member Units	(8)	—	(4,210)	—	4,822	—	4,210	612
					Preferred Stock	(8)	—	—	—	1,794	—	—	1,794
Trinity Medical Holdings, LLC	13.00%				Secured Debt	(7)	—	497	3,882	57,944	556	—	58,500
					Preferred Equity	(7)	—	10,690	300	22,500	10,690	—	33,190
VVS Holdco LLC		SF+	6.00%		Secured Debt	(5)	—	—	8	—	—	—	—
	11.50%				Secured Debt	(5)	—	—	1,385	23,956	25	1,200	22,781
					Preferred Equity	(5)	—	—	—	12,240	—	—	12,240
Other
Amounts related to investments transferred to or from other 1940 Act classification during the period							—	—	—	—	—	—	—
Total Control investments							$56,361	$(60,606)	$119,846	$2,569,626	$449,882	$431,724	$2,587,784
Affiliate Investments
AAC Holdings, Inc.	20.00%			20.00%	Secured Debt	(7)	$—	$—	$94	$895	$93	$—	$988
					Preferred Equity	(7)	—	(2,080)	—	2,080	—	2,080	—
	20.00%			20.00%	Secured Debt	(7)	—	(1,372)	—	2,756	—	1,371	1,385
	20.00%			20.00%	Secured Debt	(7)	—	(1,372)	—	2,756	—	1,371	1,385
					Common Stock	(7)	—	—	—	—	—	—	—
	21.00%			21.00%	Secured Debt	(7)	—	101	107	503	638	—	1,141
	21.00%			21.00%	Secured Debt	(7)	—	270	52	—	1,364	—	1,364

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
June 30, 2026
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2025 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	June 30, 2026 Fair Value (13)
BLI Acquisition, LLC	14.00%				Secured Debt	(7)	—	—	1,040	—	13,079	—	13,079
					Member Units	(7)	—	—	—	—	2,100	—	2,100
Boccella Precast Products LLC	10.00%				Secured Debt	(6)	—	—	33	256	—	—	256
					Member Units	(6)	—	(190)	60	2,820	—	190	2,630
Buca C, LLC	15.00%			15.00%	Secured Debt	(7)	—	—	—	—	—	—	—
	6.00%			6.00%	Preferred Member Units	(7)	—	—	—	—	—	—	—
	15.00%			15.00%	Secured Debt	(7)	—	(83)	—	—	83	83	—
Career Team Holdings, LLC		SF+	6.00%		Secured Debt (12)	(6)	—	—	18	(45)	455	450	(40)
	13.00%				Secured Debt	(6)	—	—	1,471	21,551	—	35	21,516
					Common Stock	(6)	—	(204)	—	5,370	240	204	5,406
CGMS Parent LLC	13.00%				Secured Debt	(6)	—	—	1,646	24,754	27	312	24,469
					Secured Debt (12)	(6)	—	—	14	(39)	4	—	(35)
					Preferred Equity	(6)	—	—	357	10,000	—	—	10,000
Classic H&G Holdings, LLC					Preferred Member Units	(6)	—	—	—	2,040	—	—	2,040
Congruent Credit Opportunities Funds					LP Interests (Congruent Credit Opportunities Fund III, LP)	(8)	—	812	—	24	812	—	836
Connect Telecommunications Solutions Holdings, Inc.	13.00%				Secured Debt	(6)	—	—	1,559	24,153	33	1,261	22,925
					Preferred Equity	(6)	—	—	—	12,596	—	—	12,596
DMA Industries, LLC	13.00%				Secured Debt	(7)	—	(7)	747	12,800	7	7	12,800
					Preferred Equity	(7)	—	6,710	—	9,174	6,710	—	15,884
	13.00%				Secured Debt	(7)	—	22	208	560	4,082	—	4,642
	15.00%			15.00%	Preferred Equity	(7)	—	3,460	292	5,424	3,744	—	9,168
Dos Rios Partners					LP Interests (Dos Rios Partners, LP)	(8)	—	(1,004)	—	8,027	—	1,141	6,886
					LP Interests (Dos Rios Partners - A, LP)	(8)	—	(319)	—	2,549	—	362	2,187
Dos Rios Stone Products LLC					Class A Preferred Units	(8)	—	—	—	—	—	—	—
EIG Fund Investments					LP Interests (EIG Global Private Debt Fund-A, L.P.)	(8)	—	(37)	—	37	—	37	—
FCC Intermediate Holdco, LLC	13.00%				Secured Debt	(5)	—	(458)	2,454	31,160	458	1,278	30,340
					Warrants	(5)	—	(1,540)	360	15,140	—	1,540	13,600
Freeport Financial Funds					LP Interests (Freeport Financial SBIC Fund LP)	(5)	—	(201)	—	1,600	—	896	704
					LP Interests (Freeport First Lien Loan Fund III LP)	(5)	—	—	—	193	—	85	108
FRG AcquireCo, LLC					Secured Debt	(7)	—	—	7	(19)	4	—	(15)
	13.50%				Secured Debt	(7)	—	—	655	10,402	27	2,018	8,411
					Preferred Equity	(7)	—	—	—	3,500	—	—	3,500
GFG Group, LLC	13.50%				Secured Debt	(5)	—	111	748	14,053	120	—	14,173
					Preferred Member Units	(5)	—	—	306	10,940	—	—	10,940
Gulf Manufacturing, LLC	11.76%	SF+	8.13%		Secured Debt (12)	(8)	—	(60)	131	(32)	4,005	60	3,913
	11.76%	SF+	8.13%		Secured Debt	(8)	—	—	2,358	36,784	165	1,000	35,949
					Member Units	(8)	—	(2,970)	367	6,600	—	2,970	3,630
					Common Stock	(8)	—	80	36	1,450	80	—	1,530

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
June 30, 2026
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2025 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	June 30, 2026 Fair Value (13)
					Preferred Equity	(8)	—	—	—	5,190	—	—	5,190
Harris Preston Fund Investments					LP Interests (423 HAR, L.P.)	(8)	—	76	—	1,226	76	—	1,302
					LP Interests (HPEP 3, L.P.)(12)	(8)	—	(58)	—	4,116	—	310	3,806
					LP Interests (HPEP 4, L.P.)(12)	(8)	—	870	—	7,463	2,154	—	9,617
Hawk Ridge Systems, LLC					Secured Debt	(9)	—	—	—	3,219	—	3,219	—
		SF+	6.00%		Secured Debt (12)	(9)	—	21	33	—	1,852	1,852	—
					Secured Debt	(9)	—	—	—	45,256	—	45,256	—
	12.00%				Secured Debt	(9)	—	247	3,267	—	49,871	—	49,871
					Preferred Member Units	(9)	—	—	—	26,310	—	—	26,310
					Preferred Member Units	(9)	—	—	—	1,380	—	—	1,380
Houston Plating and Coatings, LLC	10.00%				Unsecured Convertible Debt	(8)	—	28	153	3,000	1	1	3,000
					Member Units	(8)	—	(530)	98	3,720	—	530	3,190
Independent Pet Partners Intermediate Holdings, LLC					Common Equity	(6)	—	(80)	—	19,000	—	80	18,920
Infinity X1 Holdings, LLC					Preferred Equity	(9)	—	8,780	1,402	8,010	8,780	—	16,790
	12.00%				Secured Debt	(9)	—	(3)	905	15,299	3	453	14,849
					Secured Debt (12)	(9)	—	—	49	—	4,000	4,000	—
Integral Energy Services	11.46%	SF+	7.50%		Secured Debt	(8)	—	(52)	731	12,042	—	172	11,870
	10.00%			10.00%	Preferred Equity	(8)	—	—	14	420	15	—	435
					Common Stock	(8)	—	70	—	350	70	—	420
	10.00%			10.00%	Preferred Equity	(8)	—	86	—	404	86	—	490
Iron-Main Investments, LLC					Secured Debt	(5)	—	—	260	4,500	—	4,500	—
					Secured Debt	(5)	—	—	169	2,931	—	2,931	—
					Secured Debt	(5)	—	—	488	8,944	—	8,944	—
					Secured Debt	(5)	—	—	1,009	17,569	—	17,569	—
					Secured Debt	(5)	—	—	639	9,421	—	9,421	—
	13.00%				Secured Debt	(5)	—	—	1,136	—	50,990	—	50,990
					Secured Debt (12)	(5)	—	—	8	—	—	16	(16)
					Common Stock	(5)	—	150	—	2,700	150	—	2,850
	25.00%			25.00%	Preferred Equity	(5)	—	140	—	1,030	140	—	1,170
	25.00%			25.00%	Preferred Equity	(5)	—	—	—	155	—	—	155
	25.00%			25.00%	Preferred Equity	(5)	—	—	—	—	136	—	136
ITA Holdings Group, LLC	10.90%	SF+	7.00%		Secured Debt	(8)	—	(2)	67	1,180	2	2	1,180
	10.90%	SF+	7.00%		Secured Debt	(8)	—	(5)	327	5,310	1,185	5	6,490
	10.90%	SF+	7.00%		Secured Debt	(8)	—	(133)	404	4,935	133	133	4,935
	10.90%	SF+	7.00%		Secured Debt	(8)	—	(133)	404	4,935	133	133	4,935
	10.90%	SF+	7.00%		Secured Debt	(8)	—	(2)	98	1,770	2	2	1,770
	10.90%	SF+	7.00%		Secured Debt	(8)	—	—	85	—	2,360	—	2,360
					Warrants	(8)	—	(400)	1,688	15,230	—	400	14,830
CenterPeak Holdings, LLC					Secured Debt	(8)	—	(6)	141	1,800	6	1,806	—
					Secured Debt	(8)	—	(4)	2,086	25,107	4	25,111	—
					Preferred Equity	(8)	—	3,960	4,876	24,340	3,960	—	28,300
Kennedy Fab HoldCo, LLC					Secured Debt	(8)	—	—	33	—	—	—	—

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
June 30, 2026
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2025 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	June 30, 2026 Fair Value (13)
					Secured Debt	(8)	—	—	1,803	—	30,000	30,000	—
					Secured Debt	(8)	—	—	789	—	20,000	20,000	—
					Preferred Equity	(8)	—	—	212	—	11,490	—	11,490
KMS, LLC	12.50%				Secured Debt	(5)	—	20	81	1,146	27	—	1,173
	12.50%				Secured Debt	(5)	—	—	61	1,007	—	152	855
					Preferred Equity	(5)	—	—	—	6,270	—	—	6,270
	9.23%	SF+	5.50%		Secured Debt (12)	(5)	—	32	42	(40)	1,343	760	543
Mills Fleet Farm Group, LLC	9.16%	SF+	5.50%	9.16%	Secured Debt	(5)	—	58	142	2,796	199	—	2,995
	9.17%	SF+	5.50%	9.17%	Secured Debt	(5)	—	34	79	1,664	115	—	1,779
					Preferred Equity	(5)	—	(783)	566	12,557	566	783	12,340
MoneyThumb Acquisition, LLC	13.00%				Secured Debt	(9)	—	—	680	7,696	151	1,776	6,071
	12.00%			12.00%	Preferred Member Units	(9)	—	660	118	2,112	778	—	2,890
					Warrants	(9)	—	280	—	800	280	—	1,080
Nearshore AcquireCo, LLC					Secured Debt (12)	(8)	—	—	6	(24)	2	—	(22)
					Secured Debt	(8)	—	—	6	(61)	6	—	(55)
	13.00%				Secured Debt	(8)	—	—	1,455	21,688	22	—	21,710
					Preferred Equity	(8)	—	100	—	5,260	100	—	5,360
OnAsset Intelligence, Inc.	12.00%			12.00%	Secured Debt	(8)	—	153	—	141	153	—	294
	12.00%			12.00%	Secured Debt	(8)	—	156	—	144	156	—	300
	12.00%			12.00%	Secured Debt	(8)	—	336	—	309	336	—	645
	12.00%			12.00%	Secured Debt	(8)	—	701	—	645	701	—	1,346
	10.00%			10.00%	Unsecured Debt	(8)	—	—	—	—	—	—	—
	7.00%			7.00%	Preferred Stock	(8)	—	—	—	—	—	—	—
					Common Stock	(8)	—	—	—	—	—	—	—
					Warrants	(8)	—	—	—	—	—	—	—
Oneliance, LLC					Preferred Stock	(7)	—	—	97	3,270	—	—	3,270
RA Outdoors LLC	10.58%	SF+	6.75%	10.58%	Secured Debt	(8)	—	—	77	1,182	76	—	1,258
	10.58%	SF+	6.75%	10.58%	Secured Debt	(8)	—	(2)	806	12,355	807	2	13,160
	10.58%	SF+	6.75%	10.58%	Secured Debt	(8)	—	(80)	14	—	479	80	399
	10.58%	SF+	6.75%	10.58%	Secured Debt	(8)	—	(78)	14	—	467	78	389
Revenue Recovery Holdings, LLC					Secured Debt (12)	(7)	—	—	6	(18)	2	—	(16)
	13.00%				Secured Debt	(7)	—	—	444	6,640	6	—	6,646
					Preferred Equity	(7)	—	911	—	1,049	911	—	1,960
RFG AcquireCo, LLC					Secured Debt (12)	(7)	—	—	5	(7)	2	—	(5)
	13.50%				Secured Debt	(7)	—	—	762	7,932	3,978	—	11,910
					Secured Debt	(7)	—	—	300	33,700	—	33,700	—
	13.50%				Secured Debt	(7)	—	—	2,927	—	41,404	—	41,404
					Preferred Equity	(7)	—	—	—	12,771	—	—	12,771
SI East, LLC	11.80%				Secured Debt (12)	(7)	—	(2)	145	2,250	2	2	2,250
	12.84%				Secured Debt	(7)	—	(16)	4,332	66,850	16	16	66,850
					Preferred Member Units	(7)	—	(640)	277	17,190	—	640	16,550
Slick Innovations, LLC	14.00%				Secured Debt	(6)	—	(43)	1,745	24,680	43	1,963	22,760
					Common Stock	(6)	—	730	—	2,160	730	—	2,890
Specialized Aviation Holdings, LLC	13.00%				Secured Debt	(7)	—	—	1,592	28,362	75	5,749	22,688

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
June 30, 2026
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2025 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	June 30, 2026 Fair Value (13)
					Preferred Stock	(7)	—	—	590	15,000	—	—	15,000
Student Resource Center, LLC	8.50%			8.50%	Secured Debt	(6)	—	269	—	1,438	270	—	1,708
	8.50%			8.50%	Secured Debt	(6)	—	72	8	780	80	—	860
Superior Rigging & Erecting Co.					Preferred Member Units	(7)	—	980	751	17,500	980	—	18,480
The Affiliati Network, LLC					Preferred Stock	(9)	—	—	256	6,400	—	—	6,400
					Preferred Stock	(9)	—	—	—	313	—	—	313
UnionRock Energy Fund II, LP					LP Interests (12)	(9)	—	134	—	4,164	339	275	4,228
UnionRock Energy Fund III, LP					LP Interests (12)	(9)	—	631	—	5,165	1,004	271	5,898
UniTek Global Services, Inc.	20.00%			20.00%	Preferred Stock	(6)	—	1,820	—	9,388	1,820	—	11,208
	19.00%			19.00%	Preferred Stock	(6)	—	—	—	—	—	—	—
	13.50%			13.50%	Preferred Stock	(6)	—	—	—	—	—	—	—
Urgent DSO LLC	13.50%				Secured Debt	(5)	—	(191)	606	8,672	9	190	8,491
					Preferred Equity	(5)	—	(3,584)	—	4,356	—	3,584	772
Wildcats Topco LLC					Common Equity	(5)	—	1,880	292	22,760	1,880	—	24,640
World Micro Holdings, LLC	13.00%				Secured Debt	(7)	—	—	641	9,848	12	659	9,201
					Preferred Equity	(7)	—	—	—	3,845	—	—	3,845
Other
Amounts related to investments transferred to or from other 1940 Act classification during the period							—	—	—	—	—	—	—
Total Affiliate investments							$—	$17,227	$58,417	$965,179	$286,256	$246,277	$1,005,158
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
(5)Portfolio company located in the Midwest region as determined by location of the corporate headquarters. The fair value as of June 30, 2026 for Control investments located in this region was $632,266. This represented 20.0% of net assets as of June 30, 2026. The fair value as of June 30, 2026 for Affiliate investments located in this region was $185,008. This represented 5.8% of net assets as of June 30, 2026.

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
June 30, 2026
(dollars in thousands)
(Unaudited)
(6)Portfolio company located in the Northeast region and Canada as determined by location of the corporate headquarters. The fair value as of June 30, 2026 for Control investments located in this region was $143,335. This represented 4.5% of net assets as of June 30, 2026. The fair value as of June 30, 2026 for Affiliate investments located in this region was $160,109. This represented 5.1% of net assets as of June 30, 2026.
(7)Portfolio company located in the Southeast region as determined by location of the corporate headquarters. The fair value as of June 30, 2026 for Control investments located in this region was $275,914. This represented 8.7% of net assets as of June 30, 2026. The fair value as of June 30, 2026 for Affiliate investments located in this region was $308,636. This represented 9.7% of net assets as of June 30, 2026.
(8)Portfolio company located in the Southwest region as determined by location of the corporate headquarters. The fair value as of June 30, 2026 for Control investments located in this region was $986,696. This represented 31.2% of net assets as of June 30, 2026. The fair value as of June 30, 2026 for Affiliate investments located in this region was $215,325. This represented 6.8% of net assets as of June 30, 2026.
(9)Portfolio company located in the West region as determined by location of the corporate headquarters. The fair value as of June 30, 2026 for Control investments located in this region was $549,573. This represented 17.4% of net assets as of June 30, 2026. The fair value as of June 30, 2026 for Affiliate investments located in this region was $136,080. This represented 4.3% of net assets as of June 30, 2026.
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
(12)Investment has an unfunded commitment as of June 30, 2026 (see Note K — Commitments and Contingencies). The fair value of the investment includes the impact of the fair value of any unfunded commitments.
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
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
June 30, 2025
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2024 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	June 30, 2025 Fair Value (13)
					Preferred Member Units	(8)	—	(270)	—	320	—	270	50
					Warrants	(8)	—	—	—	—	—	—	—
Other Controlled Investments
2717 MH, L.P.					LP Interests (2717 MH, L.P.)	(8)	5,466	(4,945)	—	8,818	4,046	11,178	1,686
					LP Interests (2717 HPP-MS, L.P.)	(8)	—	64	—	383	64	—	447
					LP Interests (2717 GRE-LP, L.P.)	(8)	—	—	—	441	—	—	441
HPEP 423 COR, LP					LP Interests (423 COR, L.P.)	(8)	—	981	—	4,187	981	—	5,168
American Nuts, LLC					Preferred Equity	(9)	—	(1,180)	—	—	8,970	1,180	7,790
	12.95%	SF+	8.50%	12.95%	Secured Debt	(9)	—	—	253	—	7,653	—	7,653
	12.95%	SF+	8.50%	12.95%	Secured Debt	(9)	—	—	253	—	7,653	—	7,653
ASC Interests, LLC	13.00%				Secured Debt	(8)	—	—	27	400	—	—	400
	13.00%				Secured Debt	(8)	—	(98)	105	1,598	—	170	1,428
					Preferred Member Units	(8)	—	—	—	—	—	—	—
					Member Units	(8)	—	—	—	—	—	—	—
ATS Workholding, LLC	5.00%				Secured Debt	(9)	(1,897)	2,261	—	113	2,324	2,437	—
	5.00%				Secured Debt	(9)	(2,842)	2,698	—	143	2,698	2,841	—
					Preferred Member Units	(9)	(3,725)	3,726	—	—	3,726	3,726	—
Barfly Ventures, LLC	7.00%				Secured Debt (12)	(5)	—	—	24	711	—	—	711
					Member Units	(5)	—	950	1,103	5,860	950	—	6,810
Batjer TopCo, LLC					Secured Debt (12)	(8)	—	—	12	446	1	450	(3)
	10.00%				Secured Debt (12)	(8)	—	—	14	270	—	—	270
	10.00%				Secured Debt	(8)	—	—	569	10,529	11	—	10,540
					Preferred Stock	(8)	—	1,820	350	5,160	1,820	—	6,980
Bolder Panther Group, LLC	11.67%	SF+	7.29%		Secured Debt	(9)	—	(69)	6,000	101,643	68	665	101,046
	8.00%				Class B Preferred Member Units	(9)	—	(220)	1,187	30,520	—	220	30,300
					Secured Debt	(9)	—	—	76	—	—	—	—
Bridge Capital Solutions Corporation					Preferred Member Units	(6)	—	—	—	—	—	—	—
					Warrants	(6)	—	—	—	—	—	—	—
					Warrants	(6)	—	—	—	—	—	—	—
CBT Nuggets, LLC					Member Units	(9)	—	(580)	1,235	49,540	—	580	48,960
Centre Technologies Holdings, LLC		SF+	10.00%		Secured Debt (12)	(8)	—	—	6	—	—	—	—
	14.48%	SF+	10.00%		Secured Debt	(8)	—	(8)	1,775	25,534	8	1,078	24,464
					Preferred Member Units	(8)	—	4,140	60	12,410	4,140	—	16,550
Chamberlin Holding LLC		SF+	6.00%		Secured Debt (12)	(8)	—	(45)	49	—	45	45	—
	12.49%	SF+	8.00%		Secured Debt	(8)	—	4	1,064	15,620	3,200	—	18,820
					Member Units	(8)	—	(820)	4,758	33,110	—	820	32,290
					Member Units	(8)	—	140	46	3,550	140	—	3,690
Charps, LLC	14.00%				Unsecured Debt	(5)	—	(49)	444	5,694	50	50	5,694
					Preferred Member Units	(5)	—	(220)	536	15,580	—	220	15,360
Colonial Electric Company LLC					Secured Debt (12)	(6)	—	—	4	—	—	—	—
	12.00%				Secured Debt	(6)	—	(19)	833	14,310	19	2,835	11,494

Table of contents	Schedule 12-14
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
Because we are internally managed, we do not pay any external investment advisory fees, but instead directly incur the operating costs associated with employing investment and portfolio management professionals. We believe that our internally managed structure provides us with a better alignment of interests between our management team and our employees and our stockholders and a beneficial operating expense structure when compared to other publicly traded and privately held investment firms which are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our Investment Portfolio and our External Investment Manager’s asset management business (as described below). The ratio of our total operating expenses, excluding interest expense, as a percentage of our quarterly average total assets was 1.3% for each of the trailing twelve months ended June 30, 2026 and 2025 and for the year ended December 31, 2025. The ratio of our total operating expenses, including interest expense, as a percentage of our quarterly average total assets was 3.7% and 3.8% for the trailing twelve months ended June 30, 2026 and 2025, respectively, and 3.7% for the year ended December 31, 2025. Our ratio of expenses as a percentage of our average net asset value (“NAV”) is described in greater detail in Note F — Financial Highlights in the notes to the consolidated financial statements included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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
The External Investment Manager earns management fees based on the assets of the funds and accounts under management and may earn incentive fees, or a carried interest, based on the performance of the funds and accounts managed. For the three months ended June 30, 2026 and 2025, the External Investment Manager earned $6.2 million and $5.7 million in base management fees, respectively, $3.0 million and $3.7 million in incentive fees, net of waivers, respectively, and $0.2 million of administrative service fee income for each of the three months ended June 30, 2026 and 2025. For the six months ended June 30, 2026 and 2025, the External Investment Manager earned $12.3 million and $11.5 million in base management fees, respectively, $6.0 million and $6.4 million in incentive fees, net of waivers, respectively, and $0.4 million and $0.3 million of administrative service fee income, respectively. For the three and six months ended June 30, 2026, the External Investment Manager waived $0.3 million and $1.2 million, respectively, of incentive fees on income related to MSC Income. As of June 30, 2026, MSC Income had an expense accrual of $5.1 million of incentive fees on capital gains to the External Investment Manager. However, no capital gains incentive fees were currently contractually payable to the External Investment Manager as of June 30, 2026 and as a result no amounts were accrued by the External Investment Manager.
We have entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for its relationship with MSC Income and its other clients. Through this agreement, we share employees with the External Investment Manager, including their related infrastructure, business relationships, management expertise and capital raising capabilities, and we allocate the related expenses to the External Investment Manager pursuant to the sharing agreement. Our total expenses for the three months ended June 30, 2026 and 2025 are net of expenses allocated to the External Investment Manager of $6.6 million and $5.9 million, respectively. Our total expenses for the six months ended June 30, 2026 and 2025 are net of expenses allocated to the External Investment Manager of $12.1 million and $11.2 million, respectively
The total contribution of the External Investment Manager to our net investment income consists of the combination of the expenses allocated to the External Investment Manager and the dividend income earned from the External Investment Manager. For the three months ended June 30, 2026 and 2025, dividends earned by us from the External Investment Manager were $2.1 million and $2.8 million, respectively. For each of the three months ended June 30, 2026 and 2025, the total contribution of the External Investment Manager to our net investment income was $8.7 million. For the six months ended June 30, 2026 and 2025, dividends earned by us from the External Investment Manager were $5.0 million and $5.3 million, respectively. For the six months ended June 30, 2026 and 2025, the total contribution of the External Investment Manager to our net investment income was $17.0 million and $16.6 million, respectively.

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
INVESTMENT PORTFOLIO SUMMARY
A summary of our LMM and Private Loan portfolio investments as of June 30, 2026 and December 31, 2025 is as follows (this information excludes Middle Market portfolio investments, Other Portfolio investments and the External Investment Manager, which are discussed further below):

	June 30, 2026
	LMM (a)	Private Loan
	(dollars in millions)
Number of portfolio companies	94	86
Fair value	$3,205.6	$2,090.9
Cost	$2,547.7	$2,123.5
Debt investments as a % of portfolio (at cost)	71.1%	94.3%
Equity investments as a % of portfolio (at cost)	28.9%	5.7%
% of debt investments at cost secured by first priority lien	99.4%	99.3%
Weighted-average annual effective yield (b)	12.6%	10.2%
Average EBITDA (c)	$11.8	$39.3
___________________________
(a)As of June 30, 2026, we had equity ownership in all of our LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was 36%.
(b)The weighted-average annual effective yields were computed using the effective interest rates for all debt investments as of June 30, 2026, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt investments and any debt investments on non-accrual status, and are weighted based upon the principal amount of each applicable debt investment as of June 30, 2026. The weighted-average annual effective yield on our debt portfolio as of June 30, 2026, including debt investments on non-accrual status, was 12.1% for our LMM portfolio investments and 9.6% for our Private Loan portfolio investments. The weighted-average annual effective yield is not reflective of what an investor in shares of our common stock will realize on their investment because it does not reflect changes in the market value of our stock, our utilization of debt capital in our capital structure, our expenses or any sales load paid by an investor.
(c)The average EBITDA is calculated using a simple average for the LMM portfolio companies and a weighted-average for the Private Loan portfolio companies. These calculations exclude certain portfolio companies, including six LMM portfolio companies and five Private Loan portfolio companies, as EBITDA is not a meaningful valuation metric for our investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate and those portfolio companies whose primary operations have ceased and only residual value remains.

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
(c)The average EBITDA is calculated using a simple average for the LMM portfolio companies and a weighted-average for the Private Loan portfolio companies. These calculations exclude certain portfolio companies, including five LMM portfolio companies and six Private Loan portfolio companies, as EBITDA is not a meaningful valuation metric for our investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate and those portfolio companies whose primary operations have ceased and only residual value remains.
As of June 30, 2026, we had Other Portfolio investments in 34 entities, spread across 13 investment managers, collectively totaling $141.3 million in fair value and $150.8 million in cost basis, which comprised 2.5% and 3.0% of our Investment Portfolio at fair value and cost, respectively. As of December 31, 2025, we had Other Portfolio investments in 33 entities, spread across 13 investment managers, collectively totaling $134.1 million in fair value and $141.6 million in cost basis, which comprised 2.4% and 3.0% of our Investment Portfolio at fair value and cost, respectively.
As of June 30, 2026, we had Middle Market portfolio investments in 11 portfolio companies, collectively totaling $83.1 million in fair value and $123.1 million in cost basis, which comprised 1.4% and 2.5% of our Investment Portfolio at fair value and cost, respectively. As of December 31, 2025, we had Middle Market portfolio investments in 11 portfolio companies, collectively totaling $83.5 million in fair value and $120.1 million in cost basis, which comprised 1.5% and 2.5% of our Investment Portfolio at fair value and cost, respectively.
As previously discussed in Note A.1. — Organization and Basis of Presentation — Organization in the notes to the consolidated financial statements included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q, we hold an investment in the External Investment Manager, a wholly-owned subsidiary that is treated as a portfolio investment. As of June 30, 2026, this investment had a fair value of $225.2 million and a cost basis of $29.5 million, which comprised 3.9% and 0.6% of our Investment Portfolio at fair value and cost, respectively. As of December 31, 2025, this investment had a fair value of $255.0 million and a cost basis of $29.5 million, which comprised 4.6% and 0.6% of our Investment Portfolio at fair value and cost, respectively.

For the three months ended June 30, 2026 and 2025, we achieved an annualized total return on investments of 17.3% and 16.4%, respectively. For the six months ended June 30, 2026 and 2025, we achieved an annualized total return on investments of 13.2% and 16.2%, respectively. For the year ended December 31, 2025, we achieved a total return on investments of 16.4%. Total return on investments equals the total interest, dividend and fee income plus realized and unrealized changes in the fair value of the Investment Portfolio divided by the average quarterly Investment Portfolio balance at cost, in each case for the specified period. Our total return on investments is not reflective of what an investor in shares of our common stock will realize on their investment because it does not reflect changes in the market value of our stock, our utilization of debt capital in our capital structure, our expenses or any sales load paid by an investor.
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
Investment Portfolio Valuation
The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our Investment Portfolio and the related amounts of unrealized appreciation and depreciation. We consider this determination to be a critical accounting estimate, given the significant judgments and subjective measurements required. As of both June 30, 2026 and December 31, 2025, our Investment Portfolio valued at fair value represented 97% of our total assets. We are required to report our investments at fair value. We follow the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact. See Note B.1. — Summary of Significant Accounting Policies — Valuation of the Investment Portfolio in the notes to the consolidated financial statements included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a detailed discussion of our Valuation Procedures (as defined below).
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
Rule 2a-5 under the 1940 Act permits a BDC’s board of directors to designate its executive officers or investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board. Our Board of Directors has approved policies and procedures pursuant to Rule 2a-5 (the “Valuation Procedures”) and has designated a group of our executive officers to serve as the Board of Directors’ valuation designee. We believe our Investment Portfolio as of June 30, 2026 and December 31, 2025 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

Revenue Recognition
Interest and Dividend Income
We record interest and dividend income on the accrual basis to the extent amounts are expected to be collected. Dividend income is recorded as dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. We evaluate accrued interest and dividend income periodically for collectability. When a loan or debt security becomes 90 days or more past due, and if we otherwise do not expect the debtor to be able to service its debt obligation, we will generally place the loan or debt security on non-accrual status and cease recognizing interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security’s status significantly improves regarding the debtor’s ability to service the debt obligation, or if a loan or debt security is repaid, sold or written off, we remove it from non-accrual status. Generally, any interest payments received from investments on non-accrual status reduce the cost basis of our investment and are not recorded as income.
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
Payment-in-Kind (“PIK”) Interest and Cumulative Dividends
We hold certain debt and preferred equity instruments in our Investment Portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (see Note B.10. — Summary of Significant Accounting Policies — Income Taxes in the notes to the consolidated financial statements included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though we may not have collected the PIK interest and cumulative dividends in cash. We stop accruing PIK interest and cumulative dividends and write off any accrued and uncollected interest and dividends in arrears when we determine that such PIK interest and dividends in arrears are no longer collectible. For the three months ended June 30, 2026 and 2025, (i) 2.9% and 2.3%, respectively, of our total investment income was attributable to PIK interest income not paid currently in cash and (ii) 0.7% and 0.9%, respectively, of our total investment income was attributable to cumulative dividend income not paid currently in cash. For the six months ended June 30, 2026 and 2025, 2.8% and 2.6%, respectively, of our total investment income was attributable to PIK interest income not paid currently in cash. For each of the six months ended June 30, 2026 and 2025, 0.7% of our total investment income was attributable to cumulative dividend income not paid currently in cash.

INVESTMENT PORTFOLIO COMPOSITION
A summary of the composition of our total combined LMM, Private Loan and Middle Market portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM, Private Loan and Middle Market portfolio investments as of June 30, 2026 and December 31, 2025 is as follows (this information excludes Other Portfolio investments and the External Investment Manager, which are discussed above):

Cost:	June 30, 2026	December 31, 2025
First lien debt	80.9%	80.9%
Equity	18.3	18.6
Second lien debt	0.4	0.1
Equity warrants	0.2	0.2
Other	0.2	0.2
	100.0%	100.0%

Fair Value:	June 30, 2026	December 31, 2025
First lien debt	69.6%	69.8%
Equity	29.4	29.4
Second lien debt	0.3	—
Equity warrants	0.5	0.6
Other	0.2	0.2
	100.0%	100.0%
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
As of June 30, 2026, investments on non-accrual status were $65.2 million at fair value and $198.5 million at cost and comprised 1.1% and 4.0% of our total Investment Portfolio at fair value and cost, respectively. As of December 31, 2025, investments on non-accrual status were $56.3 million at fair value and $155.3 million at cost and comprised 1.0% and 3.3% of our total Investment Portfolio at fair value and cost, respectively.
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

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
Comparison of the three months ended June 30, 2026 and 2025
Set forth below is a comparison of the results of operations and a reconciliation of net investment income to distributable net investment income and to distributable net investment income before taxes for the three months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Net Change
	2026	2025	Amount	%

	(dollars in thousands)
Total investment income	$149,572	$143,973	$5,599	4%
Total expenses	(55,775)	(50,639)	(5,136)	10%
Net investment income before taxes	93,797	93,334	463	—%
Excise tax expense	(659)	(818)	159	(19)%
Federal and state income and other tax expenses	(2,814)	(4,333)	1,519	(35)%
Net investment income	90,324	88,183	2,141	2%
Net realized gain	32,828	52,420	(19,592)	NM
Net unrealized appreciation (depreciation)	32,220	(18,951)	51,171	NM
Income tax benefit (provision) on net realized gain and net unrealized appreciation (depreciation)	(7,795)	882	(8,677)	NM
Net increase in net assets resulting from operations	$147,577	$122,534	$25,043	20%

	Three Months Ended June 30,		Net Change
	2026	2025	Amount	%

	(dollars in thousands, except per share amounts)
Net investment income	$90,324	$88,183	$2,141	2%
Share‑based compensation expense	5,807	5,416	391	7%
Deferred compensation expense	1,261	745	516	NM
Distributable net investment income (a)	$97,392	$94,344	$3,048	3%
Excise tax expense	659	818	(159)	(19)%
Federal and state income and other tax expenses	2,814	4,333	(1,519)	(35)%
Distributable net investment income before taxes (b)	$100,865	$99,495	$1,370	1%
Net investment income per share—Basic and diluted	$0.97	$0.99	$(0.02)	(2)%
Distributable net investment income per share—Basic and diluted (a)	$1.04	$1.06	$(0.02)	(2)%
Distributable net investment income before taxes per share—Basic and diluted (b)	$1.08	$1.11	$(0.03)	(3)%
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
Investment Income
Total investment income for the three months ended June 30, 2026 was $149.6 million, a 4% increase from the $144.0 million for the corresponding period of 2025. A summary of the changes in the comparable period activity is as follows:

	Three Months Ended June 30,		Net Change
	2026	2025	Amount	%

	(dollars in thousands)
Interest income	$112,633	$100,857	$11,776	12%	(a)
Dividend income	27,398	37,845	(10,447)	(28)%	(b)
Fee income	9,541	5,271	4,270	81%	(c)
Total investment income	$149,572	$143,973	$5,599	4%	(d)
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
(b)The decrease in dividend income was primarily a result of dividend income decreases of (i) $8.8 million from our LMM portfolio companies, (ii) $0.8 million from our External Investment Manager and (iii) $0.5 million from our Other Portfolio investments.
(c)The increase in fee income was primarily due to increases of (i) $2.8 million from increased refinancing and prepayment of Investment Portfolio debt investments and (ii) $1.5 million related to increased investment activity.
(d)The increase in total investment income includes a net increase of $1.4 million in certain income considered less consistent or non-recurring, including increases of (i) $3.1 million in such fee income and (ii) $0.8 million in such interest income from accelerated prepayment, repricing and other activity related to certain Investment Portfolio debt investments, partially offset by a decrease of $2.5 million in such dividend income.

Expenses
Total expenses for the three months ended June 30, 2026 were $55.8 million, a 10% increase from the $50.6 million in the corresponding period of 2025. A summary of the changes in the comparable period activity is as follows:

	Three Months Ended June 30,		Net Change
	2026	2025	Amount	%

	(dollars in thousands)
Cash compensation	$12,978	$11,932	$1,046	9%	(a)
Deferred compensation expense	1,261	745	516	NM
Compensation	14,239	12,677	1,562	12%
General and administrative	5,718	5,919	(201)	(3)%
Interest	36,637	32,519	4,118	13%	(b)
Share-based compensation	5,807	5,416	391	7%
Gross expenses	62,401	56,531	5,870	10%
Expenses allocated to the External Investment Manager	(6,626)	(5,892)	(734)	12%	(c)
Total expenses	$55,775	$50,639	$5,136	10%
___________________________
NM    — Net Change % not meaningful
(a)The increase in cash compensation was primarily attributable to increases in employee headcount to support our growing Investment Portfolio and asset management activities, base compensation rates and other compensation related accruals.
(b)The increase in interest expense was primarily related to an increase in average borrowings outstanding used to fund a portion of the growth of our Investment Portfolio, partially offset by a decreased weighted-average interest rate on our Credit Facilities (as defined in the Liquidity and Capital Resources section below) due to decreases in benchmark index rates.
(c)The increase in expenses allocated to the External Investment Manager was primarily driven by the increased compensation expenses.
Net Investment Income
Net investment income for the three months ended June 30, 2026 increased 2% to $90.3 million, or $0.97 per share, compared to $88.2 million, or $0.99 per share, in the corresponding period of 2025. The increase in net investment income is the result of (i) the increase in total investment income, as discussed above, and (ii) the decrease in net investment income related tax expenses, as discussed below, partially offset by the increase in the total expenses, as discussed above. The decrease in net investment income per share reflects the increase in net investment income after the impact of the increase in weighted-average shares outstanding for the three months ended June 30, 2026, primarily due to shares issued since the beginning of the comparable period of the prior year through our (i) at-the-market offering program (the “ATM Program”), (ii) dividend reinvestment plan (“DRIP”) and (iii) equity incentive compensation plans. The decrease in net investment income on a per share basis is after a net increase of $0.01 per share resulting from an increase in investment income considered less consistent or non-recurring in nature, as discussed above.
Distributable Net Investment Income
Distributable net investment income for the three months ended June 30, 2026 increased 3% to $97.4 million, or $1.04 per share, compared to $94.3 million, or $1.06 per share, in the corresponding period of 2025. The increase in distributable net investment income was primarily due to the increase in net investment income, as discussed above, excluding the negative impact of the increases in (i) deferred compensation expense and (ii) share-based compensation expense. The decrease in distributable net investment income per share reflects the increase in distributable net investment income after the impact of the increase in weighted-average shares outstanding for the three months ended June 30, 2026, as discussed above. The decrease in distributable net investment income on a per share basis is after a $0.01 per share increase in investment income considered less consistent or non-recurring in nature, as discussed above.

Net Realized Gain
A summary of the primary components of the total net realized gain on investments of $32.8 million for the three months ended June 30, 2026 is as follows:

	Three Months Ended June 30, 2026
	Full Exits		Partial Exits		Restructures		Other (a)	Total
	Net Gain/(Loss)	# of Portfolio Companies	Net Gain/(Loss)	# of Portfolio Companies	Net Gain/(Loss)	# of Portfolio Companies	Net Gain/(Loss)	Net Gain/(Loss)

	(dollars in thousands)
LMM portfolio	$46,401	1	$—	—	$—	—	$(250)	$46,151
Private Loan portfolio	—	—	—	—	(13,282)	1	420	(12,862)
Middle Market portfolio	—	—	—	—	—	—	—	—
Other Portfolio	—	—	—	—	—	—	(461)	(461)
Total net realized gain (loss)	$46,401	1	$—	—	$(13,282)	1	$(291)	$32,828
___________________________
(a)Other activity includes realized gains and losses from transactions involving 14 portfolio companies which are not considered to be significant individually or in the aggregate.
Net Unrealized Appreciation
A summary of the total net unrealized appreciation of $32.2 million for the three months ended June 30, 2026 is as follows:

	Three Months Ended June 30, 2026
	LMM (a)	Private Loan	Middle Market	Other		Total

	(in thousands)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains / income) losses recognized during the current period	$(47,202)	$11,052	$—	$461		$(35,689)
Net unrealized appreciation (depreciation) relating to portfolio investments	54,757	20,211	(487)	(6,572)	(b)	67,909
Total net unrealized appreciation (depreciation) relating to portfolio investments	$7,555	$31,263	$(487)	$(6,111)		$32,220
___________________________
(a)Includes unrealized appreciation on 38 LMM portfolio investments and unrealized depreciation on 28 LMM portfolio investments.
(b)Includes $7.9 million of unrealized depreciation related to the External Investment Manager.
Income Taxes
Main Street’s income taxes include excise tax expense at MSCC and federal and state income and other tax expenses at the Taxable Subsidiaries. MSCC has elected to be treated for U.S. federal income tax purposes as a RIC. MSCC’s taxable income includes the taxable income generated by MSCC and certain of its subsidiaries, including the Funds and Structured Subsidiaries, which are treated as disregarded entities for tax purposes. As a result of its investment activities and dividend policy and activities, MSCC incurs federal excise tax on its estimated undistributed taxable income. The Taxable Subsidiaries incur federal and state income and other taxes related to net investment income resulting from the Taxable Subsidiaries’ investment activities. The excise tax expense decrease for the three months ended June 30, 2026 when compared to the prior year is due to a reduction in our estimated undistributed taxable income at MSCC, which is taxed at a 4% rate. The net investment income related federal and state income and other tax expenses decrease for the three months ended June 30, 2026 when compared to the prior year is due to decreases in taxable net investment income at the Taxable Subsidiaries.
The Taxable Subsidiaries also incur taxes on realized gains (losses) and unrealized appreciation (depreciation). These taxes will change over time due to changes in the valuations of portfolio investments and realized gains and losses, in each case, on our investments owned by the Taxable Subsidiaries.

Net Increase in Net Assets Resulting from Operations
The net increase in net assets resulting from operations for the three months ended June 30, 2026 increased 20% to $147.6 million, or $1.58 per share, compared to $122.5 million, or $1.37 per share, for the three months ended June 30, 2025. The tables above provide a summary of the reasons for the change in net increase in net assets resulting from operations for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025.
Comparison of the six months ended June 30, 2026 and 2025
Set forth below is a comparison of the results of operations, and a reconciliation of net investment income to distributable net investment income and distributable net investment income before taxes for the six months ended June 30, 2026 and 2025.

	Six Months Ended June 30,		Net Change
	2026	2025	Amount	%

	(dollars in thousands)
Total investment income	$289,678	$281,019	$8,659	3%
Total expenses	(108,038)	(97,875)	(10,163)	10%
Net investment income before taxes	181,640	183,144	(1,504)	(1)%
Excise tax expense	(1,040)	(2,159)	1,119	(52)%
Federal and state income and other tax expenses	(5,697)	(6,905)	1,208	(17)%
Net investment income	174,903	174,080	823	—%
Net realized gain	50,801	22,875	27,926	NM
Net unrealized appreciation (depreciation)	(18,379)	44,239	(62,618)	NM
Income tax provision on net realized gain and net unrealized appreciation (depreciation)	(10,767)	(2,578)	(8,189)	NM
Net increase in net assets resulting from operations	$196,558	$238,616	$(42,058)	(18)%

	Six Months Ended June 30,		Net Change
	2026	2025	Amount	%

	(dollars in thousands, except per share amounts)
Net investment income	$174,903	$174,080	$823	—%
Share‑based compensation expense	10,912	10,258	654	6%
Deferred compensation expense	2,363	925	1,438	NM
Distributable net investment income (a)	$188,178	$185,263	$2,915	2%
Excise tax expense	1,040	2,159	(1,119)	(52)%
Federal and state income and other tax expenses	5,697	6,905	(1,208)	(17)%
Distributable net investment income before taxes (b)	$194,915	$194,327	$588	—%
Net investment income per share—Basic and diluted	$1.90	$1.96	$(0.06)	(3)%
Distributable net investment income per share—Basic and diluted (a)	$2.05	$2.08	$(0.03)	(1)%
Distributable net investment income before taxes per share—Basic and diluted (b)	$2.12	$2.18	$(0.06)	(3)%
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
Investment Income
Total investment income for the six months ended June 30, 2026 was $289.7 million, a 3% increase from the $281.0 million for the corresponding period of 2025. A summary of the changes in the comparable period activity is as follows:

	Six Months Ended June 30,		Net Change
	2026	2025	Amount	%

	(dollars in thousands)
Interest income	$217,939	$198,874	$19,065	10%	(a)
Dividend income	55,594	73,871	(18,277)	(25)%	(b)
Fee income	16,145	8,274	7,871	95%	(c)
Total investment income	$289,678	$281,019	$8,659	3%	(d)
____________________
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
(b)The decrease in dividend income was primarily a result of decreases of (i) $16.9 million from our LMM portfolio companies and (ii) $1.0 million from our Private Loan portfolio companies.
(c)The increase in fee income was primarily due to increases of (i) $4.1 million related to increased investment activity and (ii) $3.8 million from increased refinancing and repayment of Investment Portfolio debt investments.
(d)The increase in total investment income includes a net increase of $3.1 million in certain income considered less consistent or non-recurring, including increases of (i) $4.1 million increase in such fee income and (ii) $0.9 million in such interest income from accelerated prepayment, repricing and other activity related to certain Investment Portfolio debt investments, partially offset by a decrease of $1.8 million in such dividend income.

Expenses
Total expenses for the six months ended June 30, 2026 were $108.0 million, a 10% increase from the $97.9 million in the corresponding period of 2025. A summary of the changes in the comparable period activity is as follows:

	Six Months Ended June 30,		Net Change
	2026	2025	Amount	%

	(dollars in thousands)
Cash compensation	$25,061	$23,228	$1,833	8%	(a)
Deferred compensation expense	2,363	925	1,438	NM
Compensation	27,424	24,153	3,271	14%
General and administrative	11,114	11,005	109	1%
Interest	70,680	63,687	6,993	11%	(b)
Share-based compensation	10,912	10,258	654	6%
Gross expenses	120,130	109,103	11,027	10%
Expenses allocated to the External Investment Manager	(12,092)	(11,228)	(864)	8%
Total expenses	$108,038	$97,875	$10,163	10%
____________________
NM    — Net Change % not meaningful
(a)The increase in cash compensation was primarily attributable to increases in employee headcount to support our growing Investment Portfolio and asset management activities, base compensation rates and other compensation related accruals.
(b)The increase in interest expense was primarily related to an increase in average borrowings outstanding used to fund a portion of the growth of our Investment Portfolio, partially offset by a decreased weighted-average interest rate on our Credit Facilities due to decreases in benchmark index rates and a decreased weighted-average interest rate on our unsecured debt borrowings as a result of borrowing and refinancing activities.
Net Investment Income
Net investment income for the six months ended June 30, 2026 increased 0.5% to $174.9 million, or $1.90 per share, compared to $174.1 million, or $1.96 per share, in the corresponding period of 2025. The increase in net investment income is the result of (i) the increase in total investment income, as discussed above, and (ii) the decrease in net investment income related tax expenses, as discussed below, partially offset by the increase in the total expenses, as discussed above. The decrease in net investment income per share reflects the increase in net investment income after the impact of the increase in weighted-average shares outstanding for the six months ended June 30, 2026, primarily due to shares issued since the beginning of the comparable period of the prior year through our (i) ATM Program, (ii) DRIP and (iii) equity incentive compensation plans. The decrease in net investment income on a per share basis is after a net increase of $0.02 per share resulting from items considered less consistent or non-recurring in nature, including a $0.03 per share increase in such investment income, as discussed above, partially offset by a $0.01 per share increase in deferred compensation expenses.
Distributable Net Investment Income
Distributable net investment income for the six months ended June 30, 2026 increased 2% to $188.2 million, or $2.05 per share, compared to $185.3 million, or $2.08 per share, in the corresponding period of 2025. The increase in distributable net investment income was primarily due to the increase in net investment income, as discussed above, excluding the negative impact of increases in (i) deferred compensation expense and (ii) share-based compensation expense. The decrease in distributable net investment income per share reflects the increase in distributable net investment income after the impact of the increase in weighted-average shares outstanding for the six months ended June 30, 2026, as discussed above. The decrease in distributable net investment income on a per share basis is after a $0.03 per share increase in investment income considered less consistent or non-recurring in nature, as discussed above.

Net Realized Gain
A summary of the primary components of the total net realized gain on investments of $50.8 million for the six months ended June 30, 2026 is as follows:

	Six Months Ended June 30, 2026
	Full Exits		Partial Exits		Restructures		Other (a)	Total
	Net Gain/(Loss)	# of Portfolio Companies	Net Gain/(Loss)	# of Portfolio Companies	Net Gain/(Loss)	# of Portfolio Companies	Net Gain/(Loss)	Net Gain/(Loss)

	(dollars in thousands)
LMM portfolio	$62,140	3	$—	—	$—	—	$(289)	$61,851
Private Loan portfolio	23	3	—	—	(13,282)	1	820	(12,439)
Middle Market portfolio	—	—	—	—	—	—	1	1
Other Portfolio	—	—	1,849	2	—	—	(461)	1,388
Total net realized gain (loss)	$62,163	6	$1,849	2	$(13,282)	1	$71	$50,801
____________________
(a)Other activity includes realized gains and losses from transactions involving 17 portfolio companies which are not considered to be significant individually or in the aggregate.
Net Unrealized Depreciation
A summary of the total net unrealized depreciation of $18.4 million for the six months ended June 30, 2026 is as follows:

	Six Months Ended June 30, 2026
	LMM (a)	Private Loan	Middle Market	Other		Total

	(in thousands)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains / income) losses recognized during the current period	$(63,890)	$10,161	$—	$(1,388)		$(55,117)
Net unrealized appreciation (depreciation) relating to portfolio investments	84,059	(15,740)	(3,403)	(28,178)	(b)	36,738
Total net appreciation (depreciation) relating to portfolio investments	$20,169	$(5,579)	$(3,403)	$(29,566)		$(18,379)
____________________
(a)Includes unrealized appreciation on 42 LMM portfolio investments and unrealized depreciation on 34 LMM portfolio investments.
(b)Includes $29.8 million of unrealized depreciation related to the External Investment Manager.
Income Taxes
Main Street’s income taxes include excise tax expense at MSCC and federal and state income and other tax expenses at the Taxable Subsidiaries. MSCC has elected to be treated for U.S. federal income tax purposes as a RIC. MSCC’s taxable income includes the taxable income generated by MSCC and certain of its subsidiaries, including the Funds and Structured Subsidiaries, which are treated as disregarded entities for tax purposes. As a result of its investment activities and dividend policy and activities, MSCC incurs federal excise tax on its estimated undistributed taxable income. The Taxable Subsidiaries incur federal and state income and other taxes related to net investment income resulting from the Taxable Subsidiaries’ investment activities. The excise tax expense decrease for the six months ended June 30, 2026 when compared to the prior year is due to a reduction in our estimated undistributed taxable income at MSCC, which is taxed at a 4% rate. The net investment income related federal and state income and other tax expenses decrease for the six months ended June 30, 2026 when compared to the prior year is due to decreases in taxable net investment income at the Taxable Subsidiaries.
The Taxable Subsidiaries also incur taxes on realized gains (losses) and unrealized appreciation (depreciation). These taxes will change over time due to changes in the valuations of portfolio investments and realized gains and losses, in each case, on our investments owned by the Taxable Subsidiaries.

Net Increase in Net Assets Resulting from Operations
The net increase in net assets resulting from operations for the six months ended June 30, 2026 was $196.6 million, or $2.14 per share, compared to $238.6 million, or $2.68 per share, for the six months ended June 30, 2025. The tables above provide a summary of the reasons for the change in net increase in net assets resulting from operations for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
For the six months ended June 30, 2026, we realized a net increase in cash and cash equivalents of $16.3 million, which is the net result of $22.0 million of cash used in our operating activities and $38.3 million of cash provided by our financing activities.
The $22.0 million of cash used in our operating activities resulted primarily from (i) cash uses totaling $733.2 million for the funding of new and follow-on portfolio investments and (ii) $11.5 million in net cash uses related to other assets and liabilities, partially offset by (i) cash proceeds totaling $551.8 million from the repayments of debt investments and sales of and return of capital from equity investments and (ii) cash flows that we generated from the operating profits earned totaling $173.6 million, which is our distributable net investment income, excluding the non-cash effects of net investment income related deferred taxes, the accretion of unearned income, PIK interest income, cumulative dividends and the amortization expense for deferred financing costs.
The $38.3 million of cash provided by our financing activities principally consisted of (i) $200.0 million in cash proceeds from the issuance of additional aggregate principal amount of the March 2029 Notes (as defined below), (ii) $153.2 million in net cash proceeds from equity offerings from our ATM Program and (iii) $150.0 million in cash proceeds from the issuance of aggregate principal amount of the April 2031 Notes (as defined below), partially offset by (i) $277.0 million in net repayments from our Credit Facilities, (ii) $177.8 million in dividends paid to our stockholders, (iii) $9.0 million in purchases of vested stock for employee payroll tax withholdings and (iv) $1.1 million for the payment of debt issuance costs.
Capital Resources
As of June 30, 2026, we had $58.3 million in cash and cash equivalents and $1.095 billion of unused capacity, which is after a reduction of $500.0 million to provide for the scheduled repayment of the July 2026 Notes (as defined below) at maturity, under our Credit Facilities, which we maintain to support our investment and operating activities. As of June 30, 2026, our NAV totaled $3.2 billion, or $33.92 per share.
In June 2026, we entered into an amendment to our multi-year revolving credit facility (the “Corporate Facility”), to among other things: (i) increase the revolving commitments to $1.240 billion, (ii) increase the accordion feature providing us with the right to request increases in commitments under the facility from new and existing lenders on the same terms and conditions as the existing commitments to up to a total of $1.860 billion and (iii) extend the revolving period and final maturity date through June 2030 and to June 2031, respectively. As of June 30, 2026, we had $26.0 million outstanding and $710.1 million of undrawn commitments under our Corporate Facility, which is after a reduction of $500.0 million to provide for the scheduled repayment of the July 2026 Notes at maturity, and we, through MSCC Funding, had $215.0 million outstanding and $385.0 million of undrawn commitments under our special purpose vehicle revolving credit facility (the “SPV Facility” and, together with the Corporate Facility, the “Credit Facilities”), both of which approximated fair value. Availability under our Credit Facilities is subject to certain leverage and borrowing base limitations, covenants, reporting and other requirements customary for similar credit facilities.
For further information on our Credit Facilities, including key terms and financial covenants, refer to Note E — Debt in the notes to the consolidated financial statements included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
In January 2024, we issued $350.0 million in aggregate principal amount of 6.95% unsecured notes due March 1, 2029 (the “March 2029 Notes”). In March 2026, we issued an additional $200.0 million in aggregate principal amount of the March 2029 Notes at a public offering price of 102.061% resulting in a yield-to-worst of 6.164% on such issuance. The March 2029 Notes issued in March 2026 have identical terms as, and are a part of a single series with, the March 2029 Notes issued in January 2024. The outstanding aggregate principal amount of the March 2029 Notes was $550.0 million and $350.0 million as of June 30, 2026 and December 31, 2025, respectively. The $550.0 million of outstanding March 2029 Notes bear interest at 6.95% per year with a yield-to-maturity of 6.68% as of June 30, 2026.

In January 2021, we issued $300.0 million in aggregate principal amount of 3.00% unsecured notes due July 14, 2026 (the “July 2026 Notes”). In October 2021, we issued an additional $200.0 million in aggregate principal amount of the July 2026 Notes. The outstanding aggregate principal amount of the July 2026 Notes was $500.0 million as of both June 30, 2026 and December 31, 2025. In July 2026, we repaid the entire $500.0 million in aggregate principal amount of the July 2026 Notes at maturity at par value plus the accrued and unpaid interest.
In June 2024, we issued $300.0 million in aggregate principal amount of 6.50% unsecured notes due June 4, 2027 (the “June 2027 Notes”). In September 2024, we issued an additional $100.0 million in aggregate principal amount of the June 2027 Notes at a public offering price of 102.134% resulting in a yield-to-maturity of 5.617% on such issuance. The June 2027 Notes issued in September 2024 have identical terms as, and are a part of a single series with, the June 2027 Notes issued in June 2024. The outstanding aggregate principal amount of the June 2027 Notes was $400.0 million and bear interest at a rate of 6.50% per year with a yield-to-maturity of approximately 6.34% as of both June 30, 2026 and December 31, 2025.
In August 2025, we issued $350.0 million in aggregate principal amount of 5.40% unsecured notes due August 15, 2028 (the “August 2028 Notes”). The outstanding aggregate principal amount of the August 2028 Notes was $350.0 million as of both June 30, 2026 and December 31, 2025.
Through the Funds, we have the ability to issue SBIC debentures guaranteed by the SBA at favorable interest rates and favorable terms and conditions. Under previous SBIC regulations, SBA-approved SBICs under common control had the ability to issue debentures guaranteed by the SBA up to a regulatory maximum amount of $350.0 million. In May 2026, the Investing in All of America Act was enacted, increasing the maximum leverage available to commonly controlled SBICs. This allows access to an additional $125.0 million of SBIC debenture capacity above the previous $350.0 million maximum, bringing total potential capacity to $475.0 million. Under existing SBA-approved commitments, we, through the Funds, had $350.0 million of outstanding SBIC debentures guaranteed by the SBA as of June 30, 2026, which bear a weighted-average annual fixed interest rate of 3.3%, paid semiannually, and mature ten years from issuance. The first maturity related to our SBIC debentures occurs in March 2027, and the weighted-average remaining duration is 4.1 years as of June 30, 2026. Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semiannually. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. We expect to maintain SBIC debentures under the SBIC program in the future, subject to periodic repayments and borrowings, in an amount up to the regulatory maximum amount for affiliated SBIC funds.
In April 2026, we issued $150.0 million in aggregate principal amount of 6.93% Series A Senior Notes due April 15, 2031 (the “April 2031 Notes”). The outstanding aggregate principal amount of the April 2031 Notes was $150.0 million as of June 30, 2026.
In September 2025, we repaid the entire $100.0 million principal amount of the issued and outstanding 7.84% unsecured notes and the entire $50.0 million principal amount of the issued and outstanding 7.53% unsecured notes (collectively, the “December 2025 Notes”) prior to maturity at par value plus the accrued and unpaid interest.
We maintain the ATM Program with certain selling agents through which we can sell up to 20,000,000 shares of our common stock by means of at-the-market offerings from time to time. During the six months ended June 30, 2026, we sold 2,790,683 shares of our common stock at a weighted-average price of $55.43 per share and raised $154.7 million of gross proceeds under the ATM Program, or net proceeds of $152.9 million after commissions to the selling agents on shares sold and offering costs. As of June 30, 2026, sales transactions representing 5,159 shares had not settled and thus were not issued and not included in shares issued and outstanding on the face of the Consolidated Balance Sheets, but are included as outstanding on the Consolidated Statement of Changes in Net Assets, in the weighted-average shares outstanding in the Consolidated Statements of Operations and in the shares used to calculate the NAV per share. As of June 30, 2026, 16,740,256 shares remained available for sale under the ATM Program.
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
In accordance with the 1940 Act, we are allowed to borrow amounts such that our asset coverage ratio, or BDC asset coverage ratio, of our total assets to our total senior securities, which includes borrowings and any preferred stock we may issue in the future, is at least 150% after such borrowing. In January 2008, we received exemptive relief from the SEC to exclude SBA-guaranteed debt securities issued by the Funds and any other wholly-owned subsidiaries of ours which operate as SBICs from the BDC asset coverage ratio which, in turn, enables us to fund more investments with debt capital. Upon receipt of stockholder approval in accordance with the 1940 Act, our BDC asset coverage ratio requirement was reduced from 200% to 150% effective May 3, 2022. As of June 30, 2026, our BDC asset coverage ratio was 244%.
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
Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and fund equity capital and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the Consolidated Balance Sheets. As of June 30, 2026, we had a total of $395.4 million in outstanding commitments comprised of (i) 73 investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded and (ii) 11 investments with equity capital commitments that had not been fully called.

Contractual Obligations
As of June 30, 2026, the future commitments for cash payments in connection with our Credit Facilities, the March 2029 Notes, the July 2026 Notes, the June 2027 Notes, the August 2028 Notes, SBIC debentures, the April 2031 Notes and rent obligations under our office lease for each of the next five years and thereafter are as follows:

	2026	2027	2028	2029	2030	Thereafter	Total

	(in thousands)
Corporate Facility (1)	$—	$—	$—	$—	$—	$26,000	$26,000
SPV Facility (1)	—	—	—	—	215,000	—	215,000
March 2029 Notes	—	—	—	550,000	—	—	550,000
Interest due on March 2029 Notes	19,113	38,225	38,225	19,113	—	—	114,676
July 2026 Notes	500,000	—	—	—	—	—	500,000
Interest due on July 2026 Notes	7,500	—	—	—	—	—	7,500
June 2027 Notes	—	400,000	—	—	—	—	400,000
Interest due on June 2027 Notes	13,000	13,000	—	—	—	—	26,000
August 2028 Notes	—	—	350,000	—	—	—	350,000
Interest due on August 2028 Notes	9,450	18,900	18,900	—	—	—	47,250
SBIC debentures	—	75,000	75,000	—	35,000	165,000	350,000
Interest due on SBIC debentures	5,726	10,651	8,128	6,170	6,006	18,558	55,239
April 2031 Notes	—	—	—	—	—	150,000	150,000
Interest due on April 2031 Notes	5,400	10,395	10,395	10,395	10,395	5,198	52,178
Operating Lease Obligation (2)	623	1,267	1,289	1,310	1,333	4,483	10,305
Total	$560,812	$567,438	$501,937	$586,988	$267,734	$369,239	$2,854,148
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
Recent Developments
In August 2026, we declared a supplemental dividend of $0.30 per share payable in September 2026. This supplemental dividend is in addition to the previously announced regular monthly dividends that we declared of $0.265 per share for each month of July, August and September 2026 or total regular monthly dividends of $0.795 per share for the third quarter of 2026, resulting in total dividends declared for the third quarter of 2026 of $1.095 per share.
In August 2026, we also declared regular monthly dividends of $0.265 per share for each month of October, November and December of 2026. These regular monthly dividends equal a total of $0.795 per share for the fourth quarter of 2026, representing a 3.9% increase from the regular monthly dividends paid in the fourth quarter of 2025. Including the regular monthly and supplemental dividends declared through the fourth quarter of 2026, we will have paid $51.205 per share in cumulative dividends since our October 2007 initial public offering.

In August 2026, our Board of Directors authorized us to enter into a share purchase plan to purchase up to $20.0 million of shares of MSC Income’s common stock in the open market for a period beginning in September 2026 and ending in February 2027 at times when the market price per share of MSC Income’s common stock is trading below the most recently reported NAV per share of the common stock by certain pre-determined levels. The purchases of shares of MSC Income common stock pursuant to the share purchase plan are intended to satisfy the conditions of Rule 10b5-1 and Rule 10b-18 under the Exchange Act and will otherwise be subject to applicable law, including Regulation M, which may prohibit purchases under certain circumstances. MSC Income’s board of directors also authorized MSC Income to enter into a share repurchase plan to purchase up to $20.0 million of shares of its common stock, with the terms and conditions substantially similar between our share purchase plan for shares of MSC Income common stock and MSC Income’s share repurchase plan, and daily purchases under the two plans, if any, are expected to be split pro rata (or as close thereto as reasonably possible) between us and MSC Income based on the respective plan sizes.
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
The majority of our debt investments are made with either fixed interest rates or floating rates that are subject to contractual minimum interest rates for the term of the investment. As of June 30, 2026, 61% of our Investment Portfolio debt investments (at cost) bore interest at floating rates, 96% of which were subject to contractual minimum interest rates. As of June 30, 2026, 91% of our debt obligations bore interest at fixed rates. Our interest expense will be affected by changes in the published SOFR in connection with our Credit Facilities; however, the interest rates on our outstanding March 2029 Notes, July 2026 Notes, June 2027 Notes, August 2028 Notes, SBIC debentures and April 2031 Notes, which collectively comprise the majority of our outstanding debt, are fixed for the life of such debt. As of June 30, 2026, we had not entered into any interest rate hedging arrangements. Due to our limited use of derivatives, we have claimed an exclusion from the definition of the term “commodity pool operator” under the Commodity Exchange Act and, therefore, are not subject to registration or regulation as a pool operator thereunder. The Company operates, and expects to continue to operate, as a “limited derivatives user” under Rule 18f-4 under the 1940 Act. In addition, the investment management and other services provided by our External Investment Manager also involve floating rate debt investments and floating rate debt obligations, and as a result the incentive fees earned by our External Investment Manager, and the corresponding benefits to our net investment income contributions from our External Investment Manager, are subject to change based upon any changes in floating benchmark index interest rates.

The approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings, or in the investments and borrowings related to the investment management and other services provided by our External Investment Manager, in both cases, as of June 30, 2026, is as follows:

Basis Point Change	Increase (Decrease) in Interest Income	(Increase) Decrease in Interest Expense	Increase (Decrease) in Net Investment Income from the External Investment Manager (1)	Increase (Decrease) in Net Investment Income	Increase (Decrease) in Net Investment Income per Share

	(dollars in thousands, except per share amounts)
(200)	$(45,033)	$4,820	$(2,356)	$(42,569)	$(0.46)
(175)	(40,142)	4,218	(2,063)	(37,987)	(0.41)
(150)	(34,541)	3,615	(1,641)	(32,567)	(0.35)
(125)	(28,788)	3,013	(974)	(26,749)	(0.29)
(100)	(23,034)	2,410	(617)	(21,241)	(0.23)
(75)	(17,281)	1,808	(463)	(15,936)	(0.17)
(50)	(11,528)	1,205	(309)	(10,632)	(0.11)
(25)	(5,774)	603	(155)	(5,326)	(0.06)
25	5,669	(603)	152	5,218	0.06
50	11,262	(1,205)	302	10,359	0.11
75	16,760	(1,808)	600	15,552	0.17
100	22,257	(2,410)	747	20,594	0.22
125	27,755	(3,013)	893	25,635	0.27
150	33,253	(3,615)	1,039	30,677	0.33
175	38,751	(4,218)	1,185	35,718	0.38
200	44,249	(4,820)	1,332	40,761	0.44
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
Although we believe that this analysis is indicative of the impact of interest rate changes to our net investment income as of June 30, 2026, the analysis does not take into consideration future changes in the credit market, credit quality or other business or economic developments that could affect our net investment income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above. The hypothetical results assume that all SOFR and Prime rate changes would be effective on the first day of the period. However, the contractual SOFR and Prime rate reset dates would vary throughout the period. The majority of our investments, and the investments managed by our External Investment Manager, are based on contracts which reset quarterly, while our Credit Facilities, and the debt obligations related to the assets managed by our External Investment Manager, reset monthly. The hypothetical results would also be impacted by the changes in the amount of outstanding debt under our Credit Facilities (with an increase (decrease) in the debt outstanding under the Credit Facilities resulting in an (increase) decrease in the hypothetical interest expense).
Item 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer, General Counsel and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer, Chief Financial Officer, General Counsel and Chief Accounting Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended June 30, 2026, we issued 203,405 shares of our common stock under our DRIP. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of common stock issued during the three months ended June 30, 2026 under our DRIP was $10.6 million.
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
Item 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2026, none of our directors or officers adopted or terminated any contract, instruction or written plans for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. EXHIBITS
Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description
10.1
Ninth Amendment to Third Amended and Restated Credit Agreement, dated as of June 29, 2026, by and among Main Street Capital Corporation, the guarantors party thereto, Truist Bank, as administrative agent, and the lenders party thereto (previously filed as Exhibit 10.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed on June 30, 2026 (File No. 814-00746)).

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
101*
The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal year 2026, filed with the SEC on August 7, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025, (iii) the Consolidated Statements of Changes in Net Assets for the three and six months ended June 30, 2026 and 2025, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025, (v) the Consolidated Schedule of Investments for the periods ended June 30, 2026 and December 31, 2025, (vi) the Notes to Consolidated Financial Statements and (vii) the Consolidated Schedule 12-14 for the six months ended June 30, 2026 and 2025.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
___________________________
*    Filed herewith
**    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Main Street Capital Corporation

/s/ DWAYNE L. HYZAK
Date: August 7, 2026	Dwayne L. Hyzak
Chief Executive Officer
(principal executive officer)

/s/ RYAN R. NELSON
Date: August 7, 2026	Ryan R. Nelson
Chief Financial Officer
(principal financial officer)

/s/ RYAN H. MCHUGH
Date: August 7, 2026	Ryan H. McHugh
Chief Accounting Officer
(principal accounting officer)