Form 10-Q
period 2026-09-30
Main Street Capital CORP
filed 2026-11-06
CIK 1396440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock as of November 5, 2026 was 93,846,603.

MAIN STREET CAPITAL CORPORATION
Consolidated Balance Sheets
(in thousands, except shares and per share amounts)

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Investments at fair value:
Control investments (cost: $1,930,773 and $1,824,132, respectively)	$2,666,715	$2,569,626
Affiliate investments (cost: $901,424 and $881,641, respectively)	1,016,605	965,179
Non‑Control/Non‑Affiliate investments (cost: $2,126,728 and $2,018,755, respectively)	2,117,049	1,983,312
Total investments (cost: $4,958,925 and $4,724,528, respectively)	5,800,369	5,518,117
Cash and cash equivalents	102,387	41,959
Interest and dividend receivable	51,453	48,719
Prepaids and other assets	75,054	59,186
Deferred financing costs (net of accumulated amortization of $19,928 and $17,601, respectively)	14,275	13,720
Total assets	$6,043,538	$5,681,701
LIABILITIES
Credit Facilities	$795,500	$518,000
March 2029 Notes (inclusive of unamortized debt issuance premiums of $555 and net of unamortized debt issuance costs/discounts of $2,279, respectively)	550,555	347,721
June 2027 Notes (net of unamortized debt issuance costs/discounts of $215 and $431, respectively)	399,785	399,569
August 2028 Notes (net of unamortized debt issuance costs/discounts of $1,431 and $2,004, respectively)	348,569	347,996
SBIC debentures (net of unamortized debt issuance costs of $4,524 and $5,407, respectively)	345,476	344,593
April 2031 Notes (net of unamortized debt issuance costs of $957)	149,043	—
July 2026 Notes (net of unamortized debt issuance costs/discounts of $285)	—	499,715
Accounts payable and other liabilities	64,931	67,799
Interest payable	23,911	30,094
Dividend payable	24,842	23,358
Deferred tax liability, net	133,248	108,963
Total liabilities	2,835,860	2,687,808
Commitments and contingencies (Note K)
NET ASSETS
Common stock, $0.01 par value per share (150,000,000 shares authorized; 93,742,839 and 89,834,849 shares issued and outstanding, respectively)	937	898
Additional paid-in capital	2,660,769	2,457,660
Total undistributed earnings	545,972	535,335
Total net assets	3,207,678	2,993,893
Total liabilities and net assets	$6,043,538	$5,681,701
NET ASSET VALUE PER SHARE	$34.22	$33.33
The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION
Consolidated Statements of Operations
(in thousands, except shares and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
INVESTMENT INCOME:
Control investments:
Interest income	$37,523	$31,714	$109,737	$84,933
Dividend income	17,919	25,967	59,523	84,851
Fee income	2,468	2,346	8,496	6,697
Total investment income from Control investments	57,910	60,027	177,756	176,481
Affiliate investments:
Interest income	19,154	16,723	60,900	50,419
Dividend income	5,309	4,176	17,769	17,703
Fee income	786	1,508	4,997	3,786
Total investment income from Affiliate investments	25,249	22,407	83,666	71,908
Non‑Control/Non‑Affiliate investments:
Interest income	55,186	54,849	159,165	166,808
Dividend income	2,297	1,120	3,827	2,580
Fee income	1,890	1,428	7,796	3,073
Total investment income from Non-Control/Non-Affiliate investments	59,373	57,397	170,788	172,461
Total investment income	142,532	139,831	432,210	420,850
EXPENSES:
Interest	(38,921)	(32,472)	(109,601)	(96,159)
Compensation	(12,759)	(13,217)	(40,183)	(37,370)
General and administrative	(5,238)	(4,928)	(16,352)	(15,933)
Share-based compensation	(5,880)	(5,433)	(16,792)	(15,691)
Expenses allocated to the External Investment Manager	5,826	5,734	17,918	16,962
Total expenses	(56,972)	(50,316)	(165,010)	(148,191)
NET INVESTMENT INCOME BEFORE TAXES	85,560	89,515	267,200	272,659
Excise tax expense	(303)	(838)	(1,343)	(2,997)
Federal and state income and other tax expenses	(1,434)	(2,139)	(7,131)	(9,044)
NET INVESTMENT INCOME	83,823	86,538	258,726	260,618
NET REALIZED GAIN (LOSS):
Control investments	(37,556)	(9,988)	18,805	(12,964)
Affiliate investments	290	(2)	290	57,709
Non‑Control/Non‑Affiliate investments	9,692	(9,114)	4,132	(40,974)
Total net realized gain (loss)	(27,574)	(19,104)	23,227	3,771
NET UNREALIZED APPRECIATION (DEPRECIATION):
Control investments	61,841	23,461	1,235	57,016
Affiliate investments	14,417	13,260	31,644	4,518
Non‑Control/Non‑Affiliate investments	(7,753)	26,257	17,247	45,683
Total net unrealized appreciation	68,505	62,978	50,126	107,217
Income tax provision on net realized gain (loss) and net unrealized appreciation	(7,671)	(6,741)	(18,438)	(9,319)
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$117,083	$123,671	$313,641	$362,287
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE—BASIC AND DILUTED	$1.25	$1.38	$3.39	$4.06
WEIGHTED-AVERAGE SHARES OUTSTANDING—BASIC AND DILUTED	93,757,071	89,627,718	92,566,533	89,202,399
The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION
Consolidated Statements of Changes in Net Assets
(in thousands, except shares)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Total Undistributed Earnings	Total Net Asset Value
	Number of Shares	Par Value
Balances as of December 31, 2024	88,400,391	$884	$2,394,492	$402,462	$2,797,838
Public offering of common stock, net of offering costs	89,091	1	5,197	—	5,198
Share‑based compensation	—	—	4,842	—	4,842
Dividend reinvestment	156,749	2	9,085	—	9,087
Amortization of directors’ deferred compensation	—	—	108	—	108
Issuance of restricted stock, net of forfeited shares	13,366	—	—	—	—
Net increase in net assets resulting from operations	—	—	—	116,082	116,082
Dividends to stockholders	—	—	190	(93,212)	(93,022)
Balances as of March 31, 2025	88,659,597	$887	$2,413,914	$425,332	$2,840,133
Public offering of common stock, net of offering costs	195,454	2	10,831	—	10,833
Share‑based compensation	—	—	5,416	—	5,416
Purchase of vested stock for employee payroll tax withholding	(177,024)	(2)	(10,013)	—	(10,015)
Dividend reinvestment	167,705	2	9,377	—	9,379
Amortization of directors’ deferred compensation	—	—	97	—	97
Issuance of restricted stock, net of forfeited shares	436,863	4	(4)	—	—
Net increase in net assets resulting from operations	—	—	—	122,534	122,534
Dividends to stockholders	—	—	199	(94,359)	(94,160)
Balances as of June 30, 2025	89,282,595	$893	$2,429,817	$453,507	$2,884,217
Public offering of common stock, net of offering costs	111,941	1	6,858	—	6,859
Share‑based compensation	—	—	5,433	—	5,433
Purchase of vested stock for employee payroll tax withholding	(66)	—	(4)	—	(4)
Dividend reinvestment	146,971	1	9,585	—	9,586
Amortization of directors’ deferred compensation	—	—	91	—	91
Issuance of restricted stock, net of forfeited shares	(4,937)	—	—	—	—
Net increase in net assets resulting from operations	—	—	—	123,671	123,671
Dividends to stockholders	—	—	207	(95,485)	(95,278)
Balances as of September 30, 2025	89,536,504	$895	$2,451,987	$481,693	$2,934,575

Balances as of December 31, 2025	89,838,001	$898	$2,457,660	$535,335	$2,993,893
Public offering of common stock, net of offering costs	2,430,825	25	134,258	—	134,283
Share‑based compensation	—	—	5,105	—	5,105
Dividend reinvestment	173,523	2	9,959	—	9,961
Amortization of directors’ deferred compensation	—	—	90	—	90
Issuance of restricted stock, net of forfeited shares	19,924	—	—	—	—
Net increase in net assets resulting from operations	—	—	—	48,981	48,981
Dividends to stockholders	—	—	213	(98,882)	(98,669)
Balances as of March 31, 2026	92,462,273	$925	$2,607,285	$485,434	$3,093,644
Public offering of common stock, net of offering costs	364,392	4	18,867	—	18,871
Share‑based compensation	—	—	5,807	—	5,807
Purchase of vested stock for employee payroll tax withholding	(169,445)	(2)	(8,972)	—	(8,974)
Dividend reinvestment	203,405	2	10,645	—	10,647
Amortization of directors’ deferred compensation	—	—	86	—	86
Issuance of restricted stock, net of forfeited shares	498,700	5	(5)	—	—
Net increase in net assets resulting from operations	—	—	—	147,577	147,577
Dividends to stockholders	—	—	222	(101,342)	(101,120)
Balances as of June 30, 2026	93,359,325	$934	$2,633,935	$531,669	$3,166,538
Public offering of common stock, net of offering costs	198,882	2	10,769	—	10,771
Share‑based compensation	—	—	5,880	—	5,880
Dividend reinvestment	176,899	1	9,872	—	9,873
Amortization of directors’ deferred compensation	—	—	82	—	82
Issuance of restricted stock, net of forfeited shares	9,086	—	—	—	—
Net increase in net assets resulting from operations	—	—	—	117,083	117,083
Dividends to stockholders	—	—	231	(102,780)	(102,549)
Balances as of September 30, 2026	93,744,192	$937	$2,660,769	$545,972	$3,207,678
The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$313,641	$362,287
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Investments in portfolio companies	(972,297)	(873,871)
Proceeds from sales and repayments of debt investments in portfolio companies	668,200	687,229
Proceeds from sales and return of capital of equity investments in portfolio companies	120,806	115,476
Net unrealized appreciation	(50,126)	(107,217)
Net realized gain	(23,227)	(3,771)
Accretion of unearned income	(17,976)	(16,114)
Payment-in-kind interest	(13,393)	(11,402)
Cumulative dividends	(3,247)	(2,932)
Share-based compensation expense	16,792	15,691
Amortization of deferred financing and debt issuance costs, net	4,421	4,886
Deferred taxes	24,285	9,126
Changes in other assets and liabilities:
Interest and dividend receivable	(2,734)	8,897
Prepaids and other assets	(12,872)	(5,923)
Accounts payable and other liabilities	(2,625)	(8,594)
Interest payable	(6,183)	(4,717)
Deferred fees and other	6,028	3,706
Net cash provided by operating activities	49,493	172,757

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering of common stock, net of offering costs	163,925	22,890
Proceeds from public offering of March 2029 Notes	200,000	—
Proceeds from private offering of April 2031 Notes	150,000	—
Proceeds from public offering of August 2028 Notes	—	350,000
Repayment of July 2026 Notes	(500,000)	—
Repayment of December 2025 Notes	—	(150,000)
Dividends paid	(270,373)	(253,676)
Proceeds from Credit Facilities	1,709,000	914,000
Repayments on Credit Facilities	(1,431,500)	(1,087,000)
Deferred financing and debt issuance costs, net	(1,143)	(6,635)
Purchases of vested stock for employee payroll tax withholding	(8,974)	(10,019)
Net cash provided by (used in) financing activities	10,935	(220,440)

Net increase (decrease) in cash and cash equivalents	60,428	(47,683)
CASH AND CASH EQUIVALENTS AS OF BEGINNING OF PERIOD	41,959	78,251
CASH AND CASH EQUIVALENTS AS OF END OF PERIOD	$102,387	$30,568

Supplemental cash flow disclosures:
Interest paid	$111,291	$95,883
Taxes paid	$12,772	$18,090
Non-cash financing activities:
Value of shares issued pursuant to the dividend reinvestment plan	$30,481	$28,052
The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments
September 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Control Investments (5)

American Nuts, LLC	(10)	Roaster, Mixer and Packager of Bulk Nuts and Seeds
			Secured Debt	(9)	3/27/2026		12.38%	SF+	8.50%	12.38%	3/28/2028	$331	$331	$331
			Secured Debt	(9)	3/25/2025		12.38%	SF+	8.50%	12.38%	3/28/2028	8,949	8,949	8,881
			Secured Debt	(9)	3/25/2025		12.38%	SF+	8.50%	12.38%	3/28/2028	8,949	8,949	7,657
			Preferred Equity		3/25/2025	26,638							8,970	3,780
													27,199	20,649
Analytical Systems Keco Holdings, LLC		Manufacturer of Liquid and Gas Analyzers
			Secured Debt		8/16/2019		13.25%				8/16/2029	3,642	3,616	3,616
			Preferred Member Units		5/20/2021	2,411							2,387	6,110
			Preferred Member Units		8/16/2019	3,108							3,200	520
			Warrants	(27)	8/16/2019	420					8/16/2029		316	—
													9,519	10,246
Batjer TopCo, LLC		HVAC Mechanical Contractor
			Secured Debt	(25)	3/7/2022						3/7/2027	—	(1)	—
			Secured Debt	(25)	3/7/2022						3/7/2027	—	—	—
			Secured Debt		3/7/2022		10.00%				3/7/2027	9,608	9,599	9,608
			Preferred Stock	(8)	3/7/2022	4,073							4,095	9,500
													13,693	19,108
BDB Holdings, LLC		Casual Restaurant Group
			Secured Debt		2/24/2025		12.00%				2/27/2027	3,612	3,612	3,612
			Preferred Equity		11/4/2024	19,536,995							19,537	5,190
													23,149	8,802
Bolder Panther Group, LLC		Consumer Goods and Fuel Retailer
			Secured Debt	(9) (22)	12/31/2020		12.00%	SF+	8.31%		10/31/2027	101,046	100,902	101,046
			Class B Preferred Member Units	(8)	12/31/2020	140,000	8.00%						14,000	32,100
													114,902	133,146
Brewer Crane Holdings, LLC		Provider of Crane Rental and Operating Services
			Secured Debt	(9)	1/9/2018		13.79%	SF+	10.00%		12/31/2027	5,056	5,020	5,056
			Preferred Member Units	(8)	1/9/2018	2,950							4,280	3,050
			Preferred Member Units	(8)	7/7/2025	312	15.00%			15.00%			373	373
													9,673	8,479
Bridge Capital Solutions Corporation		Financial Services and Cash Flow Solutions Provider
			Preferred Member Units	(29)	7/25/2016	17,742							1,000	—
			Warrants	(17) (27)	7/25/2016	82					7/25/2026		2,132	—
													3,132	—
California Splendor Holdings LLC		Processor of Frozen Fruits

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

		Secured Debt	(25)	3/15/2024						8/28/2028	—	(8)	(8)
		Secured Debt		3/30/2018		14.00%				8/28/2028	25,800	25,783	25,783
		Preferred Member Units	(8)	7/31/2019	11,671	15.00%			15.00%			17,294	17,294
		Preferred Member Units		3/30/2018	8,729							16,402	14,641
												59,471	57,710
CBT Nuggets, LLC	Produces and Sells IT Training Certification Videos
		Member Units	(8)	6/1/2006	416							1,300	38,900

Chamberlin Holding LLC	Roofing and Waterproofing Specialty Contractor
		Secured Debt	(9) (25)	2/26/2018			SF+	6.00%		2/26/2029	—	(30)	—
		Secured Debt	(9)	2/26/2018		11.86%	SF+	8.00%		2/26/2029	41,220	41,041	41,220
		Member Units	(8)	2/26/2018	4,347							11,440	48,060
		Member Units	(8) (29)	11/2/2018	1,047,146							1,773	4,190
												54,224	93,470
Charps, LLC	Pipeline Maintenance and Construction
		Unsecured Debt		8/26/2020		14.00%				1/31/2030	5,694	5,345	5,694
		Preferred Member Units	(8)	2/3/2017	1,829							1,963	14,710
												7,308	20,404
Clad-Rex Steel, LLC	Specialty Manufacturer of Vinyl-Clad Metal
		Secured Debt	(25)	10/28/2022						7/31/2027	—	—	—
		Secured Debt		12/20/2016		9.00%				7/31/2030	8,344	8,289	8,344
		Secured Debt		12/20/2016		10.00%				12/20/2036	893	887	893
		Member Units	(8)	12/20/2016	717							7,280	15,270
		Member Units	(29)	12/20/2016	800							509	1,510
												16,965	26,017
Cody Pools, Inc.	Designer of Residential and Commercial Pools
		Secured Debt		3/6/2020		13.50%				12/3/2030	4,214	4,137	4,214
		Secured Debt		3/6/2020		13.50%				12/3/2030	33,618	33,157	33,618
		Preferred Member Units	(8) (29)	3/6/2020	587							8,317	61,160
												45,611	98,992
Colonial Electric Company LLC	Provider of Electrical Contracting Services
		Secured Debt	(25)	3/31/2021						3/31/2028	—	—	—
		Secured Debt		3/31/2021		9.00%				3/31/2028	8,779	8,709	8,779
		Preferred Member Units	(8)	3/31/2021	17,280							7,680	24,890
												16,389	33,669
CompareNetworks Topco, LLC	Internet Publishing and Web Search Portals
		Secured Debt	(9)	1/29/2019		14.79%	SF+	11.00%		1/29/2028	4,000	3,997	3,939

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Preferred Member Units		1/29/2019	2,250							3,520	3,170
													7,517	7,109
Compass Systems & Sales, LLC		Designer of End-to-End Material Handling Solutions
			Secured Debt	(25)	11/22/2023						11/22/2028	—	(11)	(11)
			Secured Debt		11/22/2023		13.50%				11/22/2028	15,000	14,936	14,936
			Preferred Equity		11/22/2023	8,069							7,842	7,842
													22,767	22,767
Computer Data Source, LLC	(10)	Third Party Maintenance Provider to the Data Center Ecosystem
			Secured Debt	(9) (25)	9/28/2026			SF+	5.50%		9/28/2031	—	—	—
			Secured Debt	(9)	9/28/2026		10.00%	SF+	5.50%	10.00%	9/28/2031	5,000	5,000	5,000
			Member Units		9/28/2026	29,817							15,640	15,640
													20,640	20,640
Copper Trail Fund Investments	(12) (13)	Investment Partnership
			LP Interests (CTMH, LP)	(30)	7/17/2017	38.75%							315	380

Cybermedia Technologies, LLC		IT and Digital Services Provider
			Secured Debt	(25)	5/5/2023						5/5/2028	—	—	—
			Secured Debt		5/5/2023		13.00%				5/5/2028	26,085	26,001	25,746
			Preferred Member Units		5/5/2023	556							15,000	—
			Preferred Equity		4/1/2025	2,400,000							2,400	5,740
													43,401	31,486
Datacom, LLC		Technology and Telecommunications Provider
			Secured Debt		3/1/2022		10.00%				12/31/2030	1,148	1,148	1,148
			Secured Debt		3/31/2021		10.00%				12/31/2030	7,722	7,709	1,702
			Preferred Member Units		3/31/2021	9,360							2,970	—
													11,827	2,850
Digital Products Holdings LLC		Designer and Distributor of Consumer Electronics
			Secured Debt	(9)	4/1/2018		13.69%	SF+	10.00%		4/27/2029	11,297	11,245	11,245
			Preferred Member Units	(8)	4/1/2018	3,857							9,501	9,835
													20,746	21,080
Direct Marketing Solutions, Inc.		Provider of Omni-Channel Direct Marketing Services
			Secured Debt	(25)	2/13/2018						2/28/2031	—	(27)	—
			Secured Debt		12/27/2022		14.00%				2/28/2031	43,187	42,887	43,187
			Preferred Stock		2/13/2018	9,936							13,040	35,088
													55,900	78,275
Doral Holdings, LLC		Machinery Moving, Rigging and Millwrighting Provider
			Secured Debt	(25)	5/20/2025						5/20/2030	—	—	—
			Secured Debt		5/20/2025		11.00%				5/20/2030	20,500	20,352	20,500

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Preferred Equity	(8)	5/20/2025	13,000							13,000	35,730
													33,352	56,230
Elgin AcquireCo, LLC		Manufacturer and Distributor of Engine and Chassis Components
			Secured Debt	(9) (25)	10/3/2022			SF+	6.00%		10/3/2027	—	(2)	(2)
			Secured Debt		10/3/2022		12.00%				10/3/2027	16,661	16,627	16,566
			Secured Debt		10/3/2022		9.00%				10/3/2052	6,169	6,116	6,116
			Common Stock		10/3/2022	285							5,726	4,080
			Common Stock	(29)	10/3/2022	939							1,558	3,480
													30,025	30,240
Flame King Holdings, LLC		Propane Tank and Accessories Distributor
			Secured Debt		6/30/2025		11.00%				6/30/2030	66,000	65,513	66,000
			Common Equity	(8) (29)	4/15/2026	3,929							3,929	3,871
			Preferred Equity	(8)	10/29/2021	9,360							10,400	52,770
													79,842	122,641
Gamber-Johnson Holdings, LLC		Manufacturer of Ruggedized Computer Mounting Systems
			Secured Debt	(9) (34)	6/24/2016		11.19%	SF+	7.50%		1/1/2028	1,600	1,600	1,600
			Secured Debt	(9) (34)	11/22/2024		11.19%	SF+	7.50%		1/1/2028	74,966	74,891	74,966
			Member Units	(8)	6/24/2016	9,042							17,692	121,070
			Member Units	(29)	12/15/2025	408							304	304
													94,487	197,940
Garreco, LLC		Manufacturer and Supplier of Dental Products
			Member Units		7/15/2013	1,200							1,200	1,270

GRT Rubber Technologies LLC		Manufacturer of Engineered Rubber Products
			Secured Debt		12/21/2018		9.79%	SF+	6.00%		10/29/2026	3,146	3,146	3,146
			Secured Debt		12/19/2014		11.79%	SF+	8.00%		10/29/2026	40,493	40,488	40,493
			Member Units	(8)	12/19/2014	5,879							13,065	40,180
													56,699	83,819
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (2717 MH, L.P.)	(30)	10/1/2017	49.26%							1,057	1,133
			LP Interests (2717 HPP-MS, L.P.)	(8) (30)	3/11/2022	49.26%							256	72
			LP Interests (2717 GRE-LP, L.P.)	(30)	4/18/2024	43.05%							441	516
			LP Interests (423 COR, L.P.)	(30)	6/2/2022	26.89%							2,900	4,782
													4,654	6,503

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Harrison Hydra-Gen, Ltd.		Manufacturer of Hydraulic Generators
			Common Stock	(8)	6/4/2010	107,456							718	6,640

IG Investor, LLC		Military and Other Tactical Gear
			Secured Debt		6/21/2023		13.00%				6/21/2028	800	786	800
			Secured Debt		6/21/2023		13.00%				6/21/2028	31,864	31,753	31,864
			Common Equity		6/21/2023	14,400							14,400	35,070
													46,939	67,734
Jensen Jewelers of Idaho, LLC		Retail Jewelry Store
			Secured Debt	(9) (25)	8/29/2017			P+	6.75%		11/14/2026	—	—	—
			Secured Debt	(9)	11/14/2006		13.50%	P+	6.75%		11/14/2026	388	388	388
			Member Units	(8)	11/14/2006	627							811	12,270
													1,199	12,658
JorVet Holdings, LLC		Supplier and Distributor of Veterinary Equipment and Supplies
			Secured Debt		3/28/2022		12.00%				3/28/2027	22,973	22,950	22,950
			Preferred Equity	(8)	3/28/2022	109,926							10,993	14,820
													33,943	37,770
JTI Electrical & Mechanical, LLC	(10)	Electrical, Mechanical and Automation Services
			Secured Debt	(9)	9/30/2026		10.00%	SF+	6.00%	10.00%	6/30/2030	1,069	1,069	1,069
			Secured Debt	(9) (14)	8/25/2025		9.89%	SF+	6.00%	9.89%	6/20/2030	36,513	36,513	13,416
			Secured Debt	(14)	8/25/2025		15.00%			15.00%	6/20/2030	16,842	6,205	—
			Common Equity		12/22/2021	1,684,211							1,684	—
			Common Equity		8/25/2025	842,000							842	—
													46,313	14,485
Kickhaefer Manufacturing Company, LLC		Precision Metal Parts Manufacturing
			Secured Debt		10/31/2018		11.50%				10/31/2029	11,509	11,410	11,509
			Secured Debt		10/31/2018		9.00%				10/31/2048	3,870	3,840	3,870
			Preferred Equity	(8)	10/31/2018	581							12,240	21,740
			Member Units	(8) (29)	10/31/2018	800							992	4,250
													28,482	41,369
Legacy Swim Group		Swim Lessons Provider
			Secured Debt		4/30/2026		13.00%				11/7/2030	805	790	790
			Secured Debt		11/7/2025		13.00%				11/7/2030	32,000	31,739	31,739
			Preferred Equity	(8)	11/7/2025	366							14,996	14,996
													47,525	47,525
Metalforming Holdings, LLC		Distributor of Sheet Metal Folding and Metal Forming Equipment
			Secured Debt	(25)	10/19/2022						10/19/2026	—	(3)	—
			Secured Debt		10/19/2022		9.75%				10/19/2027	17,237	17,200	17,237

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Preferred Equity	(8)	10/19/2022	5,915,585	8.00%			8.00%			5,916	5,916
			Common Stock	(8)	10/19/2022	1,537,219							1,537	10,670
													24,650	33,823
Midstream Valve Partners, LLC		Valve and Actuator Distributor
			Secured Debt		8/13/2026		14.00%				8/13/2031	29,000	28,720	28,720
			Preferred Member Units		8/13/2026	10,285							10,285	10,285
													39,005	39,005
Moffitt Holdings, LLC		Bulk Fuel and Lubricants Distributor
			Secured Debt		3/19/2025		13.00%				3/19/2030	32,813	32,586	32,586
			Preferred Equity		3/19/2025	14,300							14,300	16,860
													46,886	49,446
MS Private Loan Fund I, LP	(12) (13)	Investment Partnership
			Secured Debt	(9)	1/26/2021		6.69%	SF+	3.00%		3/23/2031	17,310	17,310	17,310
			LP Interests	(8) (30)	1/26/2021	14.51%							15,000	14,195
													32,310	31,505
MS Private Loan Fund II, LP	(12) (13)	Investment Partnership
			Secured Debt	(9) (25)	9/5/2023			SF+	3.00%		3/5/2029	—	(64)	(64)
			LP Interests	(8) (30)	9/5/2023	12.46%							12,750	13,488
													12,686	13,424
MSC Adviser I, LLC	(16)	Third Party Investment Advisory Services
			Member Units	(8)	11/22/2013	100%							29,500	222,700

MSC Income Fund, Inc.	(12) (13)	Business Development Company
			Secured Debt	(9) (25)	2/26/2026			SF+	4.50%		12/31/2029	—	(127)	(127)
			Common Equity	(8)	5/2/2022	2,078,997							30,683	24,470
													30,556	24,343
MVI MSO, LLC		Vascular Practice Specializing in Comprehensive Vein and Artery Diagnosis and Treatment
			Secured Debt		3/28/2025		13.00%				3/28/2030	9,850	9,782	9,782
			Preferred Equity	(8)	3/28/2025	270							2,700	3,430
													12,482	13,212
NAPCO Precast, LLC		Precast Concrete Manufacturing
			Member Units	(8)	1/31/2008	2,955							4,145	10,260
			Member Units	(8) (29)	9/30/2025	468							185	870
													4,330	11,130
Nello Industries Investco, LLC		Manufacturer of Steel Poles and Towers For Critical Infrastructure
			Secured Debt		6/4/2024		12.50%				6/4/2029	41,344	41,171	41,344
			Preferred Equity	(8)	6/4/2024	336,803							11,197	39,290
													52,368	80,634

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

NexRev LLC	Provider of Energy Efficiency Products & Services
		Preferred Member Units		2/28/2018	103,144,186							8,213	12,800

NRP Jones, LLC	Manufacturer of Hoses, Fittings and Assemblies
		Common Equity	(8) (29)	6/20/2025	927,581							928	928

NuStep, LLC	Designer, Manufacturer and Distributor of Fitness Equipment
		Secured Debt	(9)	1/31/2017		10.29%	SF+	6.50%		1/31/2028	2,600	2,600	2,600
		Secured Debt		1/31/2017		12.00%				1/31/2030	18,440	18,202	18,202
		Preferred Member Units		11/2/2022	2,400							2,785	6,660
		Preferred Member Units		1/31/2017	486							11,866	10,230
												35,453	37,692
OMi Topco, LLC	Manufacturer of Overhead Cranes
		Secured Debt		8/31/2021		12.00%				12/31/2029	29,000	28,964	29,000
		Member Units	(8)	4/1/2008	900							1,080	79,620
												30,044	108,620
Orttech Holdings, LLC	Distributor of Industrial Clutches, Brakes and Other Components
		Secured Debt	(9) (25)	7/30/2021			SF+	11.00%		7/30/2029	—	—	—
		Secured Debt	(9)	7/30/2021		14.79%	SF+	11.00%		7/30/2029	20,968	20,763	20,968
		Preferred Stock	(29)	7/30/2021	10,000							10,000	10,670
												30,763	31,638
Pinnacle TopCo, LLC	Manufacturer and Distributor of Garbage Can Liners, Poly Bags, Produce Bags, and Other Similar Products
		Secured Debt	(25)	12/21/2023						12/21/2028	—	(7)	—
		Secured Debt		12/21/2023		13.00%				12/21/2028	24,880	24,768	24,880
		Preferred Equity	(8)	12/21/2023	440							12,540	20,240
												37,301	45,120
PPL RVs, Inc.	Recreational Vehicle Dealer
		Secured Debt	(9) (25)	10/31/2019			SF+	8.75%		11/15/2027	—	(2)	—
		Secured Debt	(9)	11/15/2016		12.54%	SF+	8.75%		11/15/2027	15,191	15,152	15,191
		Common Stock	(8)	6/10/2010	2,000							2,150	16,110
		Common Stock	(8) (29)	6/14/2022	238,421							238	678
												17,538	31,979
Principle Environmental, LLC	Noise Abatement Service Provider
		Secured Debt		7/1/2011		13.00%				8/12/2031	6,397	6,335	6,397
		Preferred Member Units	(8)	2/1/2011	21,806							5,709	14,670
		Common Stock		1/27/2021	1,037							1,200	700
												13,244	21,767

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)	PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Quality Lease Service, LLC	Provider of Rigsite Accommodation Unit Rentals and Related Services
		Member Units		6/8/2015	1,000						7,508	477

River Aggregates, LLC	Processor of Construction Aggregates
		Member Units	(8) (29)	12/20/2013	1,500						369	9,830

Robbins Bros. Jewelry, Inc.	Bridal Jewelry Retailer
		Secured Debt	(14) (25)	12/15/2021					12/15/2026	—	(79)	(79)
		Secured Debt	(14)	12/15/2021		12.50%		10.00%	12/15/2026	33,660	31,130	13,486
		Preferred Equity		12/15/2021	11,070						11,070	—
											42,121	13,407
Shift Transit ParentCo, LP	Micromobility Operator for Bikeshare and Scootershare
		Secured Debt		4/22/2026		13.00%			4/22/2029	750	736	736
		Secured Debt		4/22/2026		13.00%			4/22/2031	17,800	17,641	17,641
		Secured Debt		4/22/2026		13.00%			4/22/2031	10,200	10,109	10,109
		Preferred Equity	(8)	4/22/2026	12,000						12,000	12,000
											40,486	40,486
Spring Engineering Holdings, LLC	Provider of Architectural, Engineering and Land Planning and Entitlement Services
		Secured Debt		2/27/2026		13.00%			2/27/2031	23,391	23,187	23,187
		Preferred Member Units	(8)	2/27/2026	4,650						4,650	4,650
											27,837	27,837
Tedder Industries, LLC	Manufacturer of Firearm Holsters and Accessories
		Secured Debt	(17)	8/31/2018		12.00%		12.00%	8/31/2023	1,398	1,379	1,398
		Secured Debt	(14) (17)	8/31/2018		12.00%		12.00%	8/31/2023	15,200	15,044	6,282
		Preferred Member Units		8/28/2023	6,605						661	—
		Preferred Member Units		2/1/2023	5,643						564	—
		Preferred Member Units		8/31/2018	544						9,245	—
											26,893	7,680
Televerde, LLC	Provider of Telemarketing and Data Services
		Preferred Member Units		1/26/2022	248						718	1,491
		Preferred Member Units		7/31/2026	273						273	681
		Member Units		1/6/2011	460						1,290	—
											2,281	2,172
Trantech Radiator Topco, LLC	Transformer Cooling Products and Services
		Secured Debt		5/31/2019		11.50%			5/31/2031	1,600	1,600	1,600
		Secured Debt		5/31/2019		13.50%			5/31/2031	31,280	31,082	31,280
		Secured Debt		11/21/2025		9.00%			5/31/2027	2,040	2,037	2,040

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt		3/25/2026		9.00%				5/31/2027	2,100	2,094	2,100
			Secured Debt		3/25/2026		9.00%				5/31/2027	400	399	400
			Common Stock	(8)	5/31/2019	654							6,021	28,700
			Common Equity	(29)	11/21/2025	723							696	696
													43,929	66,816
Trinity Medical Holdings, LLC		Orthopedic Healthcare Platform
			Secured Debt	(25)	10/8/2025						10/8/2030	—	—	—
			Secured Debt		10/8/2025		13.00%				10/8/2030	58,500	58,032	58,500
			Preferred Equity	(8)	10/8/2025	22,500							22,500	39,150
													80,532	97,650
Victory Energy Operations, LLC		Provider of Industrial and Commercial Combustion Systems
			Secured Debt	(25)	10/3/2024						10/3/2029	—	(21)	(21)
			Secured Debt		10/3/2024		13.00%				10/3/2029	46,527	46,248	46,248
			Preferred Equity		10/3/2024	51,421							22,471	26,320
													68,698	72,547
VVS Holdco LLC		Omnichannel Retailer of Animal Health Products
			Secured Debt	(9)	12/1/2021		9.79%	SF+	6.00%		12/1/2026	400	400	400
			Secured Debt		12/1/2021		11.50%				12/1/2026	22,800	22,792	22,792
			Preferred Equity	(29)	12/1/2021	12,240							12,240	12,240
													35,432	35,432
Ziegler’s NYPD, LLC		Casual Restaurant Group
			Secured Debt		7/31/2025		12.00%				12/31/2027	500	500	500
			Secured Debt		12/30/2024		12.00%				12/31/2027	1,750	1,750	1,112
			Preferred Member Units		6/30/2015	16,878							3,154	—
													5,404	1,612
Subtotal Control investments (83.1% of net assets at fair value)													$1,930,773	$2,666,715
Affiliate Investments (6)
AAC Holdings, Inc.	(11)	Substance Abuse Treatment Service Provider
			Secured Debt		9/16/2026		21.00%			21.00%	11/24/2032	$277	$194	$194
			Secured Debt		4/15/2026		21.00%			21.00%	11/24/2032	1,772	1,447	1,772
			Secured Debt		11/24/2025		21.00%			21.00%	11/24/2032	1,204	1,107	1,204
			Secured Debt		4/1/2025		20.00%			20.00%	11/24/2032	1,040	1,040	1,040
			Secured Debt	(14)	3/28/2025		20.00%			20.00%	11/24/2032	3,109	3,109	619
			Secured Debt	(14)	3/28/2025		20.00%			20.00%	11/24/2032	3,109	3,109	619
			Preferred Equity		3/28/2025	12,621,635							8,520	—
			Common Stock		12/11/2020	654,743							3,148	—
													21,674	5,448
BLI Acquisition, LLC		Healthcare Provider Data Services

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt		2/2/2026		14.00%				2/2/2031	13,200	13,086	13,086
			Member Units		2/2/2026	210,000							2,100	2,100
													15,186	15,186
Buca C, LLC		Casual Restaurant Group
			Secured Debt	(14) (17)	8/7/2024		15.00%			15.00%	11/4/2024	9,500	6,394	—
			Secured Debt	(14) (17)	6/28/2024		15.00%			15.00%	4/1/2025	20	—	—
			Secured Debt	(14) (17)	6/30/2015		15.00%			15.00%	8/31/2023	12,442	5,862	—
			Preferred Member Units		6/30/2015	6	6.00%			6.00%			4,770	—
													17,026	—
Career Team Holdings, LLC		Provider of Workforce Training and Career Development Services
			Secured Debt	(9) (25)	12/17/2021			SF+	6.00%		6/5/2030	—	(37)	(37)
			Secured Debt		12/17/2021		13.00%				6/5/2030	21,892	21,540	21,540
			Common Stock		12/17/2021	540,597							5,406	5,406
													26,909	26,909
CenterPeak Holdings, LLC		Executive Search Services
			Preferred Equity	(8)	12/10/2021	3,310							3,635	29,420

CGMS Parent LLC		Commercial Subcontractor Specializing in Concrete Flatwork
			Secured Debt	(25)	12/26/2025						12/26/2030	—	(33)	(33)
			Secured Debt		12/26/2025		13.00%				12/26/2030	24,531	24,326	24,326
			Preferred Equity	(8)	12/26/2025	2,000							10,000	10,000
													34,293	34,293
Classic H&G Holdings, LLC		Provider of Engineered Packaging Solutions
			Preferred Member Units		3/12/2020	154							—	2,130

Congruent Credit Opportunities Funds	(12) (13)	Investment Partnership
			LP Interests (Congruent Credit Opportunities Fund III, LP)	(30)	2/4/2015	12.49%							308	836

Connect Telecommunications Solutions Holdings, Inc.	(13) (21)	Value-Added Distributor of Fiber Products and Equipment
			Secured Debt		10/9/2024		13.00%				10/9/2029	22,715	22,578	22,578
			Preferred Equity		10/9/2024	22,304							12,596	11,160
													35,174	33,738
DMA Industries, LLC		Distributor of Aftermarket Ride Control Products
			Secured Debt		6/18/2024		13.00%				6/18/2029	4,642	4,618	4,642
			Secured Debt		11/19/2021		13.00%				6/18/2029	12,800	12,764	12,800
			Preferred Equity	(8)	6/18/2024	3,068	15.00%			15.00%			4,191	9,381

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Preferred Equity		11/19/2021	5,944							5,944	15,994
													27,517	42,817
Dos Rios Partners	(12) (13)	Investment Partnership
			LP Interests (Dos Rios Partners, LP)	(30)	4/25/2013	20.24%							5,896	6,833
			LP Interests (Dos Rios Partners - A, LP)	(30)	4/25/2013	6.43%							1,872	2,170
													7,768	9,003
Dos Rios Stone Products LLC	(10)	Limestone and Sandstone Dimension Cut Stone Mining Quarries
			Class A Preferred Units	(29)	6/27/2016	2,000,000							2,000	—

FCC Intermediate Holdco, LLC		Supply Chain Management Services
			Secured Debt	(25)	5/28/2024						5/28/2029	—	—	—
			Secured Debt		5/28/2024		13.00%				5/28/2029	29,930	27,894	29,930
			Warrants	(8) (27)	5/28/2024	12					5/28/2034		3,920	13,200
													31,814	43,130
Freeport Financial Funds	(12) (13)	Investment Partnership
			LP Interests (Freeport Financial SBIC Fund LP)	(30)	3/23/2015	9.30%							1,549	510
			LP Interests (Freeport First Lien Loan Fund III LP)	(30)	7/31/2015	5.95%							524	46
													2,073	556
FRG AcquireCo, LLC		Technology Focused Risk Management Advisory Firm
			Secured Debt	(25)	9/22/2025						9/22/2028	—	(14)	(14)
			Secured Debt		9/22/2025		12.50%				9/22/2030	7,482	7,423	7,423
			Preferred Equity		9/22/2025	3,500							3,500	3,500
													10,909	10,909
GFG Group, LLC		Grower and Distributor of a Variety of Plants and Products to Other Wholesalers, Retailers and Garden Centers
			Secured Debt		3/31/2021		10.50%				3/31/2031	14,173	14,065	14,173
			Preferred Member Units	(8)	3/31/2021	226							4,900	13,060
													18,965	27,233
Gulf Manufacturing, LLC	(13)	Manufacturer of Specialty Fabricated Industrial Piping Products
			Secured Debt		3/15/2024		11.82%	SF+	8.13%		3/15/2029	6,000	5,976	5,915
			Secured Debt		3/15/2024		11.82%	SF+	8.13%		3/15/2029	36,700	36,019	36,019
			Preferred Equity		12/23/2025	208							2,077	5,190
			Member Units	(8)	8/31/2007	438							2,980	3,410
			Common Stock	(29)	11/18/2024	888							888	2,150
													47,940	52,684

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (HPEP 3, L.P.)	(30)	8/9/2017	8.22%							1,297	3,661
			LP Interests (HPEP 4, L.P.)	(30)	7/12/2022	11.61%							7,694	9,920
			LP Interests (423 HAR, L.P.)	(8) (30)	6/2/2023	15.60%							750	1,302
													9,741	14,883
Hawk Ridge Systems, LLC		Value-Added Reseller of Engineering Design and Manufacturing Solutions
			Secured Debt	(9) (25)	12/2/2016			SF+	6.00%		1/15/2029	—	(19)	—
			Secured Debt	(25)	1/2/2026						1/15/2029	—	—	—
			Secured Debt		1/2/2026		12.50%				1/15/2029	7,635	7,598	7,635
			Secured Debt		12/2/2016		12.50%				1/15/2029	49,871	49,648	49,871
			Preferred Member Units	(8)	12/2/2016	226							2,850	26,700
			Preferred Member Units	(29)	12/2/2016	226							150	1,410
													60,227	85,616
Houston Plating and Coatings, LLC		Provider of Plating and Industrial Coating Services
			Unsecured Convertible Debt		5/1/2017		10.00%				4/2/2029	3,000	2,975	3,000
			Member Units	(8)	1/8/2003	347,297							2,552	3,390
													5,527	6,390
Independent Pet Partners Intermediate Holdings, LLC	(10)	Omnichannel Retailer of Specialty Pet Products
			Common Equity		4/7/2023	18,006,407							18,300	18,470

Infinity X1 Holdings, LLC		Manufacturer and Supplier of Personal Lighting Products
			Secured Debt	(25)	2/2/2026						3/31/2028	—	—	—
			Secured Debt		3/31/2023		11.00%				3/31/2028	10,959	10,954	10,959
			Preferred Equity	(8)	3/31/2023	87,360							4,368	21,620
													15,322	32,579
Integral Energy Services	(10)	Nuclear Power Staffing Services
			Secured Debt	(9)	8/20/2021		11.49%	SF+	7.50%		8/20/2027	12,166	12,087	11,838
			Preferred Equity	(8)	12/7/2023	3,188	10.00%			10.00%			303	442
			Preferred Equity		6/3/2025	3,078	10.00%			10.00%			328	490
			Common Stock		8/20/2021	9,968							1,356	420
													14,074	13,190
Iron-Main Investments, LLC		Consumer Reporting Agency Providing Employment Background Checks and Drug Testing
			Secured Debt	(25)	6/18/2026						6/30/2031	—	(15)	(15)
			Secured Debt		8/2/2021		13.00%				6/30/2031	51,497	51,015	51,015
			Preferred Equity		6/26/2024	711	25.00%			25.00%			711	1,240
			Preferred Equity		9/26/2025	155	25.00%			25.00%			155	155

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Preferred Equity		6/18/2026	136	25.00%			25.00%			136	136
			Common Stock		8/3/2021	203,016							2,756	3,070
													54,758	55,601
ITA Holdings Group, LLC		Air Ambulance Services
			Secured Debt	(9)	6/21/2023		10.90%	SF+	7.00%		6/21/2027	1,180	1,177	1,180
			Secured Debt	(9)	6/21/2023		11.38%	SF+	7.50%		6/21/2027	4,935	4,734	4,935
			Secured Debt	(9)	6/21/2023		13.38%	SF+	9.50%		6/21/2027	4,935	4,734	4,935
			Secured Debt	(9)	6/30/2025		12.38%	SF+	8.50%		6/21/2027	7,080	7,070	7,080
			Secured Debt	(9)	3/4/2026		12.38%	SF+	8.50%		6/21/2027	3,540	3,539	3,540
			Warrants	(8) (27)	6/21/2023	193,307					6/21/2033		2,091	11,930
													23,345	33,600
Kennedy Fab HoldCo, LLC		Structural Steel Fabricator Specializing in Fabrication, Product Finishing and Field Services
			Preferred Equity	(8)	3/4/2026	11,490							11,490	15,470

KMS, LLC	(10)	Wholesaler of Closeout and Value-Priced Products
			Secured Debt	(9) (25)	12/29/2025			SF+	5.50%		10/1/2028	—	(29)	—
			Secured Debt		2/10/2025		12.50%				10/1/2028	1,173	1,154	1,173
			Secured Debt		2/10/2025		12.50%				10/1/2028	731	731	731
			Preferred Equity	(8)	2/10/2025	9,213							4,890	6,270
													6,746	8,174
Mills Fleet Farm Group, LLC	(10)	Omnichannel Retailer of Work, Farm and Lifestyle Merchandise
			Secured Debt	(9)	12/19/2024		9.32%	SF+	5.50%	9.32%	1/28/2031	3,100	3,100	3,051
			Secured Debt	(9) (26)	4/11/2025		9.21%	SF+	5.50%	9.21%	1/28/2031	1,849	1,849	1,820
			Preferred Equity	(8) (29)	12/19/2024	66,306							15,791	14,250
													20,740	19,121
MoneyThumb Acquisition, LLC		Provider of Software-as-a-Service Financial File Conversion and Reconciliation
			Secured Debt		8/19/2024		12.50%				8/19/2029	6,385	6,096	6,096
			Preferred Member Units	(8)	8/19/2024	163,282	12.00%			12.00%			2,105	3,476
			Warrants	(27)	8/19/2024	59,368					8/19/2034		594	1,210
													8,795	10,782
Nearshore AcquireCo, LLC		Provider of Outsourcing Services
			Secured Debt	(25)	11/12/2025						11/12/2030	—	(20)	(20)
			Secured Debt	(25)	11/12/2025						11/12/2030	—	(51)	(51)
			Secured Debt		11/12/2025		13.00%				11/12/2030	21,900	21,721	21,721
			Preferred Equity		11/12/2025	10,520,000							5,260	6,000
													26,910	27,650

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

OnAsset Intelligence, Inc.		Provider of Transportation Monitoring / Tracking Products and Services
			Secured Debt	(14)	4/18/2011		12.00%			12.00%	10/31/2026	4,415	4,415	2,682
			Secured Debt	(14)	5/10/2013		12.00%			12.00%	10/31/2026	2,116	2,116	1,285
			Secured Debt	(14)	3/21/2014		12.00%			12.00%	10/31/2026	983	983	597
			Secured Debt	(14)	5/20/2014		12.00%			12.00%	10/31/2026	964	964	585
			Unsecured Debt	(14)	6/5/2017		10.00%			10.00%	10/31/2026	305	305	—
			Preferred Stock		4/18/2011	912	7.00%			7.00%			1,981	—
			Common Stock		4/15/2021	635							830	—
			Warrants	(27)	4/18/2011	4,699					5/10/2027		1,089	—
													12,683	5,149
Oneliance, LLC		Construction Cleaning Company
			Preferred Stock	(8)	8/6/2021	1,128							1,128	3,000

RA Outdoors LLC	(10)	Software Solutions Provider for Outdoor Activity Management
			Secured Debt	(9)	4/8/2021		10.63%	SF+	6.75%	1.42%	6/30/2028	1,551	1,551	1,195
			Secured Debt	(9)	2/5/2025		10.58%	SF+	6.75%		6/30/2028	491	491	379
			Secured Debt	(9)	7/17/2025		10.58%	SF+	6.75%		6/30/2028	480	480	369
			Secured Debt	(9)	4/8/2021		10.63%	SF+	6.75%	1.42%	6/30/2028	16,223	16,218	12,497
			Common Equity		8/12/2024	110							—	—
													18,740	14,440
Revenue Recovery Holdings, LLC		Third Party Tax Collection Services
			Secured Debt	(25)	7/25/2025						7/25/2030	—	(15)	(15)
			Secured Debt		7/25/2025		13.00%				7/25/2030	5,450	5,405	5,405
			Common Equity		7/25/2025	104,904							1,049	2,420
													6,439	7,810
RFG AcquireCo, LLC		Aerial Survey, Aerial Survey Equipment Sales & Rental, Aircraft Maintenance
			Secured Debt		6/2/2025		13.00%				6/2/2027	1,000	997	997
			Secured Debt		6/2/2025		13.00%				6/2/2030	12,000	11,915	11,915
			Secured Debt		6/2/2025		13.00%				6/2/2030	41,500	41,410	41,410
			Preferred Equity		6/2/2025	11,401							11,401	16,651
													65,723	70,973
SI East, LLC		Rigid Industrial Packaging Manufacturing
			Secured Debt		8/31/2018		11.85%				6/16/2028	2,250	2,243	2,243
			Secured Debt	(23)	6/16/2023		12.79%				6/16/2028	66,319	66,263	66,263
			Preferred Member Units	(8)	8/31/2018	165							1,525	13,070
													70,031	81,576
Slick Innovations, LLC		Text Message Marketing Platform

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)	PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt		9/13/2018		12.00%			3/21/2030	20,520	20,358	20,520
			Common Stock		9/13/2018	70,000						—	3,440
												20,358	23,960
Specialized Aviation Holdings, LLC		Distributor and Service and Maintenance Provider for Specialty Aircraft
			Preferred Stock	(8)	8/29/2025	25,000						15,000	15,000

Student Resource Center, LLC	(10)	Higher Education Services
			Secured Debt		9/11/2024		8.50%		8.50%	12/31/2027	233	233	863
			Secured Debt	(14)	12/31/2022		8.50%		8.50%	12/31/2027	5,327	4,884	1,227
			Preferred Equity		12/31/2022	5,907,649						—	—
												5,117	2,090
Superior Rigging & Erecting Co.		Provider of Steel Erecting, Crane Rental & Rigging Services
			Preferred Member Units	(8)	8/31/2020	1,636						4,500	20,460

The Affiliati Network, LLC		Performance Marketing Solutions
			Preferred Stock		9/1/2023	312,910						313	313
			Preferred Stock	(8)	8/9/2021	1,280,000						6,400	6,400
												6,713	6,713
UnionRock Energy Fund II, LP	(12) (13)	Investment Partnership
			LP Interests	(30)	6/15/2020	11.11%						2,864	4,915

UnionRock Energy Fund III, LP	(12) (13)	Investment Partnership
			LP Interests	(8) (30)	6/6/2023	14.91%						6,444	7,648

UniTek Global Services, Inc.	(11)	Provider of Outsourced Infrastructure Services
			Preferred Stock		8/21/2018	15,863,397	20.00%		20.00%			8,416	11,208
			Preferred Stock		6/30/2017	21,382,147	19.00%		19.00%			3,667	—
			Preferred Stock		1/15/2015	42,338,440	13.50%		13.50%			7,924	—
			Common Stock		4/1/2020	2,370,059						—	—
												20,007	11,208
Urgent DSO LLC		General and Emergency Dentistry Practice
			Secured Debt		2/16/2024		13.50%			2/16/2029	8,800	8,757	8,495
			Preferred Equity		2/16/2024	4,000						4,614	772
												13,371	9,267
Watterson Brands, LLC	(10)	Facility Management Services
			Secured Debt	(25)	6/30/2026					6/30/2029	—	—	—
			Secured Debt		6/30/2026		6.00%		6.00%	6/30/2029	13,480	13,480	13,115
			Preferred Shares		6/30/2026	8,447	12.00%		12.00%			4,840	4,550

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Common Shares		6/30/2026	8,447							—	—
													18,320	17,665
Wildcats Topco LLC		Provider of Veterinary Services and Products
			Common Equity		5/8/2025	22,426,711							22,427	26,520

World Micro Holdings, LLC		Supply Chain Management
			Secured Debt		12/12/2022		13.00%				12/12/2028	8,568	8,548	8,548
			Preferred Equity	(8)	12/12/2022	3,845							3,845	3,845
													12,393	12,393
Subtotal Affiliate investments (31.7% of net assets at fair value)													$901,424	$1,016,605
Non-Control/Non-Affiliate Investments (7)
Adams Publishing Group, LLC	(10)	Local Newspaper Operator
			Secured Debt	(9) (33)	3/11/2022		11.00%	SF+	8.00%	1.00%	3/11/2027	$10,507	$10,507	$10,507
			Secured Debt	(9) (33)	11/26/2025		11.00%	SF+	8.00%	1.00%	3/11/2027	736	731	736
			Secured Debt	(9) (33)	3/11/2022		11.00%	SF+	8.00%	1.00%	3/11/2027	14,672	14,668	14,672
													25,906	25,915
AGS American Glass Services Acquisition, LLC	(10)	Provider of Custom Glass Fabrication & Installation and Specialty Coating Solutions
			Secured Debt	(9) (25)	7/24/2025			SF+	5.50%		7/24/2031	—	(30)	(30)
			Secured Debt	(9)	7/24/2025		9.45%	SF+	5.50%		7/24/2031	2,355	2,320	2,320
			Secured Debt	(9)	7/24/2025		9.32%	SF+	5.50%		7/24/2031	9,139	9,030	9,062
			Common Equity		7/24/2025	7,292							729	660
													12,049	12,012
Airo Purchaser, Inc.	(10)	Provider of HVAC and Plumbing Installation Services
			Secured Debt	(9) (25)	8/1/2025			SF+	5.25%		8/1/2030	—	(53)	(53)
			Secured Debt	(9)	8/1/2025		9.09%	SF+	5.25%		8/1/2030	2,753	2,700	2,753
			Secured Debt	(9)	8/1/2025		9.09%	SF+	5.25%		8/1/2030	27,388	27,021	27,388
			Common Equity		8/1/2025	1,521							1,521	1,650
													31,189	31,738
AMEREQUIP LLC	(10)	Full Services Provider Including Design, Engineering and Manufacturing of Commercial and Agricultural Equipment
			Common Stock	(8)	8/31/2022	235							1,844	—

American Health Staffing Group, Inc.	(10)	Healthcare Temporary Staffing
			Secured Debt	(9) (25)	11/19/2021			P+	5.25%		11/19/2028	—	(2)	(2)
			Secured Debt	(9)	11/19/2021		12.25%	P+	5.25%		11/19/2028	5,108	5,102	5,108

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

													5,100	5,106
ArborWorks, LLC	(10)	Vegetation Management Services
			Secured Debt		11/6/2023		15.00%			15.00%	11/6/2028	5,383	5,383	5,383
			Secured Debt	(9)	11/6/2023		10.50%	SF+	6.50%	10.50%	11/6/2028	9,709	9,709	9,709
			Preferred Equity		11/6/2023	32,507							14,060	17,875
			Preferred Equity		11/6/2023	32,507							—	—
			Common Equity		11/9/2021	3,898							234	—
													29,386	32,967
Archer Systems, LLC	(10)	Mass Tort Settlement Administration Solutions Provider
			Common Stock	(8)	8/11/2022	1,387,832							1,388	2,450

ATS Operating, LLC	(10)	For-Profit Thrift Retailer
			Secured Debt	(9)	1/18/2022		9.99%	SF+	6.00%		1/18/2028	1,440	1,399	1,440
			Secured Debt	(9)	1/18/2022		8.99%	SF+	5.00%		1/18/2028	6,660	6,660	6,660
			Secured Debt	(9)	1/18/2022		10.99%	SF+	7.00%		1/18/2028	6,660	6,660	6,660
			Common Stock		1/18/2022	720,000							720	1,100
													15,439	15,860
Auria Space, LLC	(10)	Provider of Satellite Operations and Command Software for Defense and Intelligence Platforms
			Secured Debt	(9) (25)	12/31/2025			SF+	5.75%		12/31/2030	—	(143)	(143)
			Secured Debt	(9)	12/31/2025		9.65%	SF+	5.75%		12/31/2030	60,805	60,033	60,805
			Secured Debt	(9)	12/31/2025		9.65%	SF+	5.75%		12/31/2030	57,004	56,287	57,004
			Member Units		2/6/2026	562,714							3,040	3,040
													119,217	120,706
AVEX Aviation Holdings, LLC	(10)	Specialty Aircraft Dealer & MRO Provider
			Secured Debt	(9) (25)	12/23/2022			SF+	7.25%		12/23/2027	—	(40)	(40)
			Secured Debt	(9) (25)	12/18/2025			SF+	7.25%		12/23/2027	—	(24)	(24)
			Secured Debt	(9)	12/23/2022		11.47%	SF+	7.25%		12/23/2027	22,985	22,736	22,985
			Common Equity		12/15/2021	984							934	1,768
													23,606	24,689
Behavior Development Group Holdings	(10)	Applied Behavior Analysis Therapy Provider
			Secured Debt	(9) (32)	12/17/2025		9.87%	SF+	6.00%		12/17/2030	1,500	1,481	1,452
			Secured Debt	(9)	12/17/2025		10.07%	SF+	6.00%		12/17/2030	9,524	9,405	9,219
			Common Equity		12/17/2025	300							300	240
													11,186	10,911
Bluestem Brands, Inc.	(11)	Multi-Channel Retailer of General Merchandise
			Secured Debt	(9) (14) (17)	1/9/2024		12.30%	SF+	8.50%	11.30%	5/6/2026	185	109	244
			Secured Debt	(9) (14) (17)	10/19/2022		14.50%	P+	7.50%	13.50%	5/6/2026	2,734	2,685	94
			Secured Debt	(9) (14) (17)	8/28/2020		12.30%	SF+	8.50%	11.30%	5/6/2026	4,183	3,908	—

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Common Stock		10/1/2020	723,184							1	—
			Warrants	(27)	10/19/2022	163,295					10/19/2032		1,036	—
													7,739	338
B-O-F Corporation	(10)	Manufacturer of Gravity Flow Shelving Solutions for Retail Applications
			Secured Debt	(9) (25)	2/3/2025			SF+	5.75%		2/3/2030	—	(14)	(14)
			Secured Debt	(9)	2/3/2025		8.48%	SF+	4.75%		2/3/2030	3,938	3,892	3,851
			Secured Debt	(9)	2/3/2025		10.48%	SF+	6.75%		2/3/2030	3,938	3,892	3,851
			Common Equity		2/3/2025	248,718							249	249
													8,019	7,937
Bond Brand Loyalty ULC	(10) (13) (21)	Provider of Loyalty Marketing Services
			Secured Debt	(9)	5/1/2023		9.63%	SF+	5.75%		5/1/2028	143	134	143
			Secured Debt	(9)	10/31/2025		9.63%	SF+	5.75%		5/1/2028	1,382	1,364	1,382
			Secured Debt	(9)	5/1/2023		8.63%	SF+	4.75%		5/1/2028	6,212	6,173	6,212
			Secured Debt	(9)	5/1/2023		10.63%	SF+	6.75%		5/1/2028	6,212	6,173	6,212
			Preferred Equity		5/1/2023	571							571	670
			Common Equity		5/1/2023	571							—	—
													14,415	14,619
Brainworks Software, LLC	(10)	Advertising Sales and Newspaper Circulation Software
			Secured Debt	(9) (14) (17)	8/12/2014		14.25%	P+	7.25%		7/22/2019	761	761	—
			Secured Debt	(9) (14) (17)	8/12/2014		14.25%	P+	7.25%		7/22/2019	7,056	7,056	—
													7,817	—
Brightwood Capital Fund Investments	(12) (13)	Investment Partnership
			LP Interests (Brightwood Capital Fund III, LP)	(30)	7/21/2014	1.59%							4,898	2,607
			LP Interests (Brightwood Capital Fund IV, LP)	(8) (30)	10/26/2016	0.59%							2,163	1,937
			LP Interests (Brightwood Capital Fund V, LP)	(8) (30)	7/12/2021	0.72%							5,000	5,246
													12,061	9,790
Channel Partners Intermediateco, LLC	(10)	Outsourced Consumer Services Provider
			Secured Debt	(9) (32)	2/7/2022		10.72%	SF+	6.75%		2/7/2027	8,286	8,248	8,286
			Secured Debt	(9)	2/7/2022		10.74%	SF+	6.75%		2/7/2027	35,515	35,463	35,515
			Secured Debt	(9)	6/24/2022		10.74%	SF+	6.75%		2/7/2027	1,968	1,965	1,968
			Secured Debt	(9)	3/27/2023		10.74%	SF+	6.75%		2/7/2027	4,756	4,745	4,756
			Secured Debt	(9)	5/11/2026		10.74%	SF+	6.75%		2/7/2027	3,898	3,852	3,898
													54,273	54,423
Clarius BIGS, LLC	(10)	Prints & Advertising Film Financing
			Secured Debt	(14) (17) (37)	9/23/2014						1/5/2015	2,627	2,627	4

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Coregistics Buyer LLC	(10) (13) (21)	Contract Packaging Service Provider
			Secured Debt	(9)	6/29/2024		10.27%	SF+	6.50%		6/28/2029	1,669	1,621	1,660
			Secured Debt	(9)	6/29/2024		10.32%	SF+	6.50%		6/28/2029	10,462	10,323	10,369
			Secured Debt	(9)	6/29/2024		10.57%	SF+	6.75%		6/28/2029	31,548	31,116	30,222
			Secured Debt	(9)	8/15/2024		10.23%	SF+	6.50%		6/28/2029	6,975	6,896	6,910
													49,956	49,161
CoreStack, Inc.	(10)	Multi-Cloud Governance Platform Provider
			Secured Debt		3/25/2026		10.00%			10.00%	9/25/2028	1,451	1,451	1,451
			Secured Debt	(37)	3/25/2026						9/25/2028	13,089	13,089	13,089
													14,540	14,540
CQ Fluency, LLC	(10)	Global Language Services Provider
			Secured Debt	(9) (25)	12/27/2023			SF+	6.50%		6/27/2027	—	(14)	(14)
			Secured Debt	(9)	12/27/2023		10.67%	SF+	6.50%		6/27/2027	9,844	9,780	9,844
													9,766	9,830
CRC Evans USA Bidco, Inc.	(10) (13) (21)	Manufacturers of Equipment, Including Drilling Rigs and Equipment, and Providers of Supplies and Services to Companies Involved in the Drilling, Evaluation and Completion of Oil and Gas Wells
			Secured Debt	(9) (25)	8/19/2022			SF+	6.75%		6/30/2029	—	(127)	—
			Secured Debt	(9) (25)	12/31/2025			SF+	6.75%		6/30/2029	—	(220)	(220)
			Secured Debt	(9)	12/31/2025		11.09%	SF+	6.75%		6/30/2029	9,173	9,032	9,173
			Secured Debt	(9)	8/19/2022		11.09%	SF+	6.75%		6/30/2029	14,372	14,118	14,372
													22,803	23,325
Creative Foam Corporation	(10)	Manufacturer of Custom Engineered Die Cut, Formed Foam, Nonwoven, and Multi-material Component Solutions for the Automotive and Healthcare Markets
			Secured Debt	(9) (25)	6/27/2024			SF+	7.00%		6/27/2029	—	(145)	(145)
			Secured Debt	(9)	3/4/2025		10.75%	SF+	7.00%		6/27/2029	5,492	5,417	5,492
			Secured Debt	(9)	6/27/2024		11.07%	SF+	7.00%		6/27/2029	88,024	87,041	88,024
			Common Equity		3/4/2025	10,851							1,085	490
													93,398	93,861
Dalton US Inc.	(10)	Provider of Supplemental Labor Services
			Preferred Stock		9/28/2026	41							41	160
			Common Stock		8/16/2022	515							720	490
													761	650
Dynamic Communities, LLC	(10)	Developer of Business Events and Online Community Groups
			Secured Debt	(9)	12/20/2022		12.00%	SF+	8.00%	12.00%	12/31/2026	2,852	2,825	2,852

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt	(9)	12/20/2022		13.00%	SF+	9.00%		12/31/2026	2,536	2,303	2,506
			Preferred Equity		12/20/2022	125,000							128	110
			Preferred Equity		12/20/2022	2,376,241							—	—
			Common Equity		12/20/2022	1,250,000							—	—
													5,256	5,468
Electro Technical Industries, LLC	(10)	Manufacturer of Mission-Critical Electrical Distribution Systems
			Common Equity		3/31/2025	1,464,286							1,464	11,190

EnCap Energy Fund Investments	(12) (13)	Investment Partnership
			LP Interests (EnCap Energy Capital Fund VIII, L.P.)	(8) (30)	1/22/2015	0.14%							2,560	77
			LP Interests (EnCap Energy Capital Fund IX, L.P.)	(8) (30)	1/22/2015	0.10%							3,152	653
			LP Interests (EnCap Energy Capital Fund X, L.P.)	(8) (30)	3/25/2015	0.15%							6,615	3,830
			LP Interests (EnCap Energy Capital Fund XII, L.P.)	(8) (30)	8/31/2023	0.19%							9,021	10,449
			LP Interests (EnCap Flatrock Midstream Fund II, L.P.)	(30)	3/30/2015	0.84%							3,799	15
			LP Interests (EnCap Flatrock Midstream Fund III, L.P.)	(8) (30)	3/27/2015	0.25%							3,370	1,126
													28,517	16,150
Escalent, Inc.	(10)	Market Research and Consulting Firm
			Secured Debt	(9) (32)	4/7/2023		10.07%	SF+	6.00%		4/7/2029	292	275	292
			Secured Debt	(9)	10/2/2024		10.07%	SF+	6.00%		4/7/2029	1,323	1,310	1,323
			Secured Debt	(9)	4/7/2023		10.07%	SF+	6.00%		4/7/2029	24,921	24,599	24,921
			Common Equity		4/7/2023	649,794							663	780
													26,847	27,316
Event Holdco, LLC	(10)	Event and Learning Management Software for Healthcare Organizations and Systems
			Secured Debt	(9)	12/22/2021		11.34%	SF+	7.00%		12/22/2026	3,692	3,690	3,692
			Secured Debt	(9)	12/22/2021		11.34%	SF+	7.00%		12/22/2026	47,620	47,597	47,620
													51,287	51,312
EWMW LP	(12) (13)	Investment Partnership
			Secured Debt		12/23/2025		9.75%	SF+	6.00%			3,016	3,016	3,016

Garyline, LLC	(10)	Manufacturer of Consumer Plastic Products
			Secured Debt	(9) (32)	4/14/2025		10.79%	SF+	7.00%		10/14/2027	2,053	2,013	2,053
			Secured Debt	(9)	4/14/2025		10.79%	SF+	7.00%		10/14/2027	27,878	27,648	27,877

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Common Equity		11/10/2023	705,882							706	450
													30,367	30,380
GradeEight Corp.	(10)	Distributor of Maintenance and Repair Parts
			Secured Debt	(9) (25)	10/4/2024			SF+	7.00%		10/4/2029	—	(60)	—
			Secured Debt	(9)	10/4/2024		10.73%	SF+	7.00%		10/4/2029	4,124	4,056	4,124
			Secured Debt	(9) (26)	10/4/2024		10.77%	SF+	7.00%		10/4/2029	30,220	29,854	30,220
			Common Equity		10/4/2024	1,653							1,634	1,220
													35,484	35,564
GS HVAM Intermediate, LLC	(10)	Specialized Food Distributor
			Secured Debt	(9)	10/18/2019		10.50%	SF+	6.50%		11/30/2028	6,061	6,057	5,742
			Secured Debt	(9)	10/18/2019		10.50%	SF+	6.50%		11/30/2028	9,774	9,765	9,260
			Secured Debt	(9)	9/15/2023		10.50%	SF+	6.50%		11/30/2028	877	876	831
			Secured Debt	(9)	12/22/2023		10.50%	SF+	6.50%		11/30/2028	209	209	198
			Secured Debt	(9)	8/22/2024		10.50%	SF+	6.50%		11/30/2028	5,656	5,650	5,358
													22,557	21,389
GULF PACIFIC ACQUISITION, LLC	(10)	Rice Processor and Merchandiser
			Secured Debt	(9) (32)	9/30/2022		11.00%	SF+	7.00%		9/30/2028	353	346	320
			Secured Debt	(9)	9/30/2022		11.00%	SF+	7.00%		9/30/2028	292	286	265
			Secured Debt	(9)	9/30/2022		11.00%	SF+	7.00%		9/30/2028	3,514	3,485	3,176
													4,117	3,761
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (423 AER II, LP)	(30)	6/2/2025	4.13%							1,678	2,148
			LP Interests (HPEP 5, L.P.)	(30)	6/10/2026	17.46%							1,000	1,000
													2,678	3,148
HDC/HW Intermediate Holdings	(10)	Managed Services and Hosting Provider
			Secured Debt	(9) (14)	3/7/2024		9.01%	SF+	3.50%	2.50%	11/21/2026	2,607	2,557	952
			Secured Debt	(14)	3/7/2024		2.50%			2.50%	11/21/2026	1,583	671	—
			Common Equity		3/7/2024	64,029							—	—
													3,228	952
Hornblower Sub, LLC	(10)	Marine Tourism and Transportation
			Secured Debt	(9) (25)	7/3/2024			SF+	5.50%		7/3/2029	—	(27)	—
			Secured Debt	(9)	7/3/2024		9.25%	SF+	5.50%	1.50%	7/3/2029	33,179	32,985	33,108
													32,958	33,108
Horwitz Holdings, LLC	(10)	Provider of Mechanical, Electrical and Plumbing Services
			Secured Debt	(9)	6/30/2026		9.55%	SF+	5.50%		6/30/2031	17,109	16,652	16,746
			Secured Debt	(9) (25)	6/30/2026			SF+	5.50%		6/30/2031	—	(305)	(305)
			Secured Debt	(9)	6/30/2026		9.57%	SF+	5.50%		6/30/2031	81,267	79,748	79,544
													96,095	95,985

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

HOWLCO LLC	(11) (13) (21)	Provider of Accounting and Business Development Software to Real Estate End Markets
			Secured Debt	(9)	8/19/2021		10.49%	SF+	6.50%	3.50%	10/23/2027	27,913	27,913	25,638

Hybrid Promotions, LLC	(10)	Wholesaler of Licensed, Branded and Private Label Apparel
			Secured Debt	(9)	6/30/2021		11.98%	SF+	8.25%		12/31/2027	7,200	7,147	7,200

IG Parent Corporation	(11)	Software Engineering
			Secured Debt	(9)	7/30/2021		9.75%	SF+	5.75%		7/30/2028	46	40	46
			Secured Debt	(9)	7/30/2021		9.75%	SF+	5.75%		7/30/2028	10,048	10,007	10,048
			Secured Debt	(9)	7/30/2021		9.75%	SF+	5.75%		7/30/2028	4,815	4,794	4,815
													14,841	14,909
Ignite Visibility LLC	(10)	Digital Marketing Services Agency
			Secured Debt	(9)	12/15/2025		8.73%	SF+	5.00%		12/1/2028	4,759	4,707	4,759
			Secured Debt	(9)	12/15/2025		10.73%	SF+	7.00%		12/1/2028	4,759	4,707	4,759
													9,414	9,518
Imaging Business Machines, L.L.C.	(10)	Technology Hardware & Equipment
			Common Equity	(8)	6/8/2023	849							1,166	1,190

Implus Footcare, LLC	(10)	Provider of Footwear and Related Accessories
			Secured Debt	(9)	6/13/2025		10.08%	SF+	6.00%	4.00%	10/30/2028	2,003	2,003	2,003
			Secured Debt	(9)	7/31/2025		10.08%	SF+	6.00%	10.08%	10/30/2028	4,759	4,759	4,759
			Common Equity		7/31/2025	4,238,917							5,680	5,690
													12,442	12,452
Insight Borrower Corporation	(10)	Test, Inspection, and Certification Instrument Provider
			Secured Debt	(9) (32)	7/19/2023		10.10%	SF+	6.25%	10.10%	7/19/2029	1,472	1,443	1,236
			Secured Debt	(9)	7/19/2023		9.98%	SF+	6.25%	9.98%	7/19/2030	14,061	13,861	11,810
			Common Equity		7/19/2023	131,100							656	—
													15,960	13,046
Inspire Aesthetics Management, LLC	(10)	Surgical and Non-Surgical Plastic Surgery and Aesthetics Provider
			Secured Debt	(9)	4/3/2023		13.28%	SF+	9.50%	1.50%	4/3/2028	868	861	826
			Secured Debt	(9)	4/3/2023		13.28%	SF+	9.50%	1.50%	4/3/2028	7,331	7,276	6,978
			Secured Debt	(9)	6/14/2023		13.28%	SF+	9.50%	1.50%	4/3/2028	2,949	2,928	2,807
			Secured Debt	(9)	12/31/2024		13.28%	SF+	9.50%	1.50%	4/3/2028	341	341	324
			Common Equity		4/3/2023	177,594							463	97
													11,869	11,032

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Interface Security Systems, L.L.C	(10)	Commercial Security & Alarm Services
			Secured Debt	(17) (32)	12/9/2021		13.96%	SF+	10.00%	13.96%	8/7/2023	2,652	2,652	2,424
			Secured Debt	(9) (14) (17)	8/7/2019		10.74%	SF+	7.00%	10.74%	8/7/2023	7,313	7,237	9
			Common Stock		12/7/2021	2,143							—	—
													9,889	2,433
Invincible Boat Company, LLC.	(10)	Manufacturer of Sport Fishing Boats
			Secured Debt	(9) (14)	8/28/2019		11.32%	SF+	7.50%		12/31/2031	934	898	597
			Secured Debt	(9) (14) (26)	8/28/2019		11.34%	SF+	7.50%	11.34%	12/31/2031	17,458	17,425	10,850
													18,323	11,447
Isagenix International, LLC	(11)	Direct Marketer of Health & Wellness Products
			Secured Debt	(9) (14)	4/13/2023		12.27%	SF+	8.50%	9.77%	4/14/2028	3,159	2,819	458
			Common Equity		4/13/2023	198,743							—	—
													2,819	458
Island Pump and Tank, LLC	(10)	Provider of Facility and Maintenance Services to Fuel Retailers in Northeast U.S.
			Secured Debt	(9)	5/20/2024		10.99%	SF+	7.00%	6.45%	5/17/2029	495	491	409
			Secured Debt	(9)	5/20/2024		10.99%	SF+	7.00%	6.45%	5/17/2029	2,285	2,264	1,888
			Secured Debt	(9)	5/20/2024		10.99%	SF+	7.00%	6.45%	5/17/2029	2,290	2,269	1,893
			Secured Debt	(9)	5/20/2024		10.99%	SF+	7.00%	6.45%	5/17/2029	2,296	2,275	1,897
													7,299	6,087
Jackmont Hospitality, Inc.	(10)	Franchisee of Casual Dining Restaurants
			Secured Debt	(9) (26)	10/26/2022		10.90%	SF+	7.00%		11/4/2026	718	718	718
			Secured Debt	(9) (26)	2/27/2024		10.93%	SF+	7.00%		11/4/2026	625	625	625
			Secured Debt	(9) (26)	11/1/2024		11.05%	SF+	7.00%		11/4/2026	667	666	667
			Secured Debt	(9)	11/8/2021		10.91%	SF+	7.00%		11/4/2026	1,659	1,658	1,659
			Preferred Equity		11/8/2021	2,826,667							110	650
													3,777	4,319
Joerns Healthcare, LLC	(11)	Manufacturer and Distributor of Health Care Equipment & Supplies
			Secured Debt	(9)	3/30/2024		11.92%	SF+	8.00%		3/29/2029	1,341	1,341	1,341
			Secured Debt	(9)	3/30/2024		11.92%	SF+	8.00%		3/29/2029	1,369	1,369	1,306
			Common Stock		3/29/2024	5,461,019							200	—
													2,910	2,647
LBCT Topco LP		Provider of IT Hardware Services and Software Solutions
			Common Equity		6/22/2026	4,000,000							4,000	4,000

LKCM Headwater Investments	(12) (13)	Investment Partnership

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			LP Interests (LKCM Headwater CV I Minerals, L.P.)	(8) (30)	3/27/2026	1.82%							618	618

LLFlex, LLC	(10)	Provider of Metal-Based Laminates
			Secured Debt	(9)	8/16/2021		11.84%	SF+	8.00%	3.00%	12/31/2029	4,215	4,144	3,531

Logix Acquisition Company, LLC	(10)	Competitive Local Exchange Carrier
			Secured Debt	(9)	4/11/2025		10.74%	SF+	7.00%	10.74%	12/31/2028	46,499	45,990	46,499
			Secured Debt	(26)	4/11/2025						12/31/2028	2,963	2,456	2,372
													48,446	48,871
Looking Glass Investments, LLC	(12) (13)	Specialty Consumer Finance
			Member Units		7/1/2015	3							125	25

MCT Purchaserco Holding Inc.	(10) (13) (21)	Manufacturer and Distributor of High-Voltage Disconnect Switches
			Secured Debt	(9) (32)	12/1/2025		9.57%	SF+	5.50%		12/2/2030	11,080	10,985	11,080
			Secured Debt	(9)	12/1/2025		9.57%	SF+	5.50%		12/2/2030	39,457	39,126	39,457
			Common Equity		12/1/2025	1,590,287							1,139	1,239
													51,250	51,776
Microbe Formulas, LLC	(10)	Nutritional Supplements Provider
			Secured Debt	(9) (25)	4/4/2022			SF+	5.50%		4/3/2028	—	(18)	(18)
			Secured Debt	(9)	11/20/2024		9.50%	SF+	5.50%		4/3/2028	10,939	10,871	10,939
			Secured Debt	(9)	4/4/2022		9.50%	SF+	5.50%		4/3/2028	10,645	10,590	10,645
													21,443	21,566
Mini Melts of America, LLC	(10)	Manufacturer and Distributor of Branded Premium Beaded Ice Cream
			Secured Debt	(9) (32)	11/30/2023		10.09%	SF+	6.25%		11/30/2028	1,724	1,705	1,619
			Secured Debt	(9) (26)	11/30/2023		10.05%	SF+	6.25%		11/30/2028	1,295	1,280	1,217
			Secured Debt	(9)	11/30/2023		9.01%	SF+	5.25%		11/30/2028	4,567	4,519	4,290
			Secured Debt	(9)	11/30/2023		11.01%	SF+	7.25%		11/30/2028	4,567	4,517	4,287
			Common Equity		11/30/2023	524,888							525	140
													12,546	11,553
Mission Critical Group	(10)	Backup Power Generation
			Secured Debt	(9)	4/1/2026		8.99%	SF+	5.25%		10/1/2030	3,747	3,670	3,747
			Secured Debt	(9) (25)	4/1/2026			SF+	5.25%		10/1/2030	—	(221)	(221)
			Secured Debt	(9)	4/1/2026		8.99%	SF+	5.25%		10/1/2030	111,284	109,913	111,284
			Common Equity	(8)	6/7/2023	1,366							4,077	44,870
													117,439	159,680
MonitorUS Holding, LLC	(10) (13) (21)	SaaS Provider of Media Intelligence Services
			Secured Debt		5/24/2022		9.00%			6.00%	5/30/2029	4,227	4,215	4,330

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt		5/24/2022		9.00%			6.00%	5/30/2029	7,339	7,316	8,117
			Secured Debt		5/24/2022		9.00%			6.00%	5/30/2029	18,443	18,388	18,151
			Common Shares		8/30/2022	112,902,728							1,221	461
													31,140	31,059
Nexus Power Enterprises, LLC	(10)	Provider of Electrical Power Systems Solutions
			Secured Debt	(9) (25)	7/9/2026			SF+	5.50%		7/9/2031	—	(91)	(91)
			Secured Debt	(9) (25)	7/9/2026			SF+	5.50%		7/9/2031	—	(91)	(91)
			Secured Debt	(9)	7/9/2026		9.24%	SF+	5.50%		7/9/2031	35,112	34,612	34,612
			Member Units		7/9/2026	1,600,000							1,600	1,600
													36,030	36,030
Obra Capital, Inc.	(10)	Provider of Asset Management Services Specialized in Insurance-Linked Strategies
			Secured Debt	(9) (25)	6/21/2024			SF+	8.00%		12/21/2028	—	(3)	(3)
			Secured Debt	(9)	6/21/2024		12.00%	SF+	8.00%	0.50%	6/21/2029	25,945	25,298	25,945
			Secured Debt	(9)	5/13/2025		12.00%	SF+	8.00%	0.50%	6/21/2029	3,138	3,048	3,138
													28,343	29,080
OnPoint Industrial Services, LLC	(10)	Environmental & Facilities Services
			Secured Debt	(9)	12/18/2024		10.07%	SF+	6.00%		11/16/2028	1,348	1,335	1,348
			Secured Debt	(9)	8/10/2026		10.07%	SF+	6.00%		11/16/2028	1,167	1,156	1,167
			Secured Debt	(9)	4/1/2024		10.07%	SF+	6.00%		11/16/2028	3,746	3,711	3,746
													6,202	6,261
Ospemifene Royalty Sub LLC	(10)	Estrogen-Deficiency Drug Manufacturer and Distributor
			Secured Debt	(14) (37)	7/8/2013						11/15/2026	4,312	4,312	5

PavCon LLC	(10)	Provider of Predictive Data Analytics to the Department of Defense
			Secured Debt	(9) (25)	1/2/2026			SF+	5.25%		1/2/2031	—	(26)	(26)
			Secured Debt	(9) (25)	1/2/2026			SF+	5.25%		1/2/2031	—	(26)	(26)
			Secured Debt	(9)	1/2/2026		9.59%	SF+	5.25%		1/2/2031	10,796	10,612	10,796
													10,560	10,744
Peaches Holding Corporation		Wholesale Provider of Consumer Packaging Solutions
			Common Equity		5/22/2024	3,226							7,221	—

PrimeFlight Aviation Services	(10) (13)	Air Freight & Logistics
			Secured Debt	(9)	5/1/2023		9.31%	SF+	5.50%		5/1/2029	7,740	7,615	7,740
			Secured Debt	(9)	9/7/2023		9.57%	SF+	5.50%		5/1/2029	739	726	739
			Secured Debt	(9)	1/30/2024		9.57%	SF+	5.50%		5/1/2029	743	733	743
			Secured Debt	(9)	6/28/2024		9.32%	SF+	5.25%		5/1/2029	844	837	844
			Secured Debt	(9)	1/21/2025		8.98%	SF+	5.25%		5/1/2029	1,871	1,860	1,871

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt	(9)	7/31/2025		9.07%	SF+	5.25%		5/1/2029	2,006	1,992	2,006
			Secured Debt	(9)	11/21/2025		8.51%	SF+	4.75%		5/1/2029	2,112	2,096	2,112
			Secured Debt	(9)	2/4/2026		8.50%	SF+	4.75%		5/1/2029	11,515	11,424	11,515
													27,283	27,570
Pro-Max Restoration & Paint, LLC	(10)	Specialty Trade Contractors for the Construction Sector
			Secured Debt	(9) (25)	4/24/2026			SF+	5.75%		4/24/2031	—	(32)	(32)
			Secured Debt	(9)	4/24/2026		9.53%	SF+	5.75%		4/24/2031	20,338	20,153	20,153
			Common Equity		4/24/2026	1,202,381							1,202	1,202
													21,323	21,323
Resodyn, LLC	(10)	Provider of Industrial Mixing Equipment
			Secured Debt	(9) (25)	7/21/2026			SF+	6.25%		7/21/2031	—	(100)	(100)
			Secured Debt	(9)	7/21/2026		10.32%	SF+	6.25%		7/21/2031	17,859	17,520	17,520
			Member Units		7/21/2026	1,579,787							1,580	1,580
													19,000	19,000
Richardson Sales Solutions	(10)	Business Services
			Secured Debt	(9) (25)	8/24/2023			SF+	5.00%		8/24/2028	—	(39)	—
			Secured Debt	(9)	8/24/2023		8.90%	SF+	5.00%		8/24/2028	31,806	31,386	31,806
			Secured Debt	(9)	9/10/2024		8.76%	SF+	5.00%		8/24/2028	20,664	20,463	20,664
													51,810	52,470
Roof Opco, LLC	(10)	Residential Re-Roofing/Repair
			Secured Debt		8/27/2021		10.00%			10.00%	8/31/2029	319	317	319
			Secured Debt		8/27/2021		10.00%			10.00%	8/31/2029	3,861	3,849	2,771
			Secured Debt		8/27/2021		10.00%			10.00%	8/31/2029	3,899	3,886	2,737
													8,052	5,827
Royal Cup Inc.	(10)	Coffee Roaster and Beverage Solutions Provider
			Preferred Equity		11/26/2025	5,992,309							5,992	5,992

Rug Doctor, LLC.	(10)	Carpet Cleaning Products and Machinery
			Secured Debt	(9)	7/16/2021		9.57%	SF+	5.50%		5/16/2028	1,246	1,245	1,246
			Secured Debt	(9)	7/16/2021		9.57%	SF+	5.50%		5/16/2028	6,519	6,457	6,519
													7,702	7,765
South Coast Terminals Holdings, LLC	(10)	Specialty Toll Chemical Manufacturer
			Secured Debt	(9) (25)	8/8/2024			SF+	5.00%		8/8/2029	—	—	—
			Secured Debt	(9)	8/8/2024		9.00%	SF+	5.00%		8/8/2029	51,553	51,323	51,553
			Secured Debt	(9)	7/31/2025		9.00%	SF+	5.00%		8/8/2029	10,396	10,324	10,396
			Common Equity	(8)	12/10/2021	864							864	1,303
													62,511	63,252
SPAU Holdings, LLC	(10)	Digital Photo Product Provider
			Secured Debt	(9) (32)	7/1/2022		11.09%	SF+	7.00%		7/2/2029	2,683	2,652	2,683

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt	(9)	7/1/2022		11.22%	SF+	7.00%		7/2/2029	15,289	15,140	15,289
			Common Stock		7/1/2022	638,710							639	630
													18,431	18,602
TEC Services, LLC	(10)	Provider of Janitorial Service for Food Retailers
			Secured Debt	(9) (25)	12/31/2024			SF+	5.50%		12/31/2029	—	(62)	(62)
			Secured Debt	(9)	12/31/2024		9.67%	SF+	5.50%		12/31/2029	31,767	31,463	31,767
													31,401	31,705
Tex Tech Tennis, LLC	(10)	Sporting Goods & Textiles
			Preferred Equity	(8) (29)	7/7/2021	1,000,000							1,000	3,390

Titan Meter Midco Corp.	(10)	Value Added Distributor of a Variety of Metering and Measurement Products and Solutions to the Energy Industry
			Secured Debt	(9) (32)	3/11/2024		10.57%	SF+	6.50%		3/11/2029	2,843	2,782	2,843
			Secured Debt	(9)	3/11/2024		10.57%	SF+	6.50%		3/11/2029	33,328	32,757	33,328
			Secured Debt	(9)	2/27/2025		10.57%	SF+	6.50%		3/11/2029	4,265	4,201	4,265
			Secured Debt	(9)	8/5/2025		10.57%	SF+	6.50%		3/11/2029	4,826	4,745	4,826
			Preferred Equity		3/11/2024	1,358,892	8.00%			8.00%			1,375	1,550
													45,860	46,812
UBM AcquireCo LLC		Mail Commingling and Logistics Provider
			Secured Debt	(25)	12/20/2025						12/20/2027	—	(24)	(24)
			Secured Debt		12/20/2025		11.00%				12/20/2030	15,600	15,474	15,474
			Secured Debt		12/20/2025		11.00%				12/20/2030	42,800	42,442	42,442
			Common Equity	(8)	12/20/2025	80							8,000	7,180
													65,892	65,072
UPS Intermediate, LLC	(10)	Provider of Maintenance, Repair, and Overhaul Services for Industrial Equipment Serving the Refining, Chemical, Midstream, Renewables, Power, and Utilities End Markets
			Secured Debt	(9)	3/10/2026		10.39%	SF+	6.50%		7/29/2029	13,069	12,848	13,069
			Secured Debt	(9)	3/10/2026		10.34%	SF+	6.50%		7/29/2029	3,523	3,457	3,523
			Secured Debt	(9)	7/29/2024		10.57%	SF+	6.50%		7/29/2029	42,577	42,101	42,577
			Common Equity		7/29/2024	1,521							1,521	1,490
													59,927	60,659
U.S. TelePacific Corp.	(11)	Provider of Communications and Managed Services
			Secured Debt	(9) (26)	7/1/2026		14.88%	SF+	11.15%	10.00%	12/31/2026	1,194	1,177	1,177
			Secured Debt	(9)	7/1/2026		11.88%	SF+	8.15%	7.00%	12/31/2026	718	718	718
			Secured Debt	(9)	7/1/2026		15.22%	SF+	11.15%	10.00%	12/31/2026	1,173	1,173	1,173
			Secured Debt		7/1/2026		1.00%				12/31/2026	418	381	381
			Secured Debt	(14)	6/1/2023						5/2/2027	8,306	1,106	810

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt	(14)	6/1/2023						5/2/2027	1,003	20	—
													4,575	4,259
UserZoom Technologies, Inc.	(10)	Provider of User Experience Research Automation Software
			Secured Debt	(9)	1/7/2026		11.59%	SF+	7.75%	1.75%	4/5/2029	326	321	279
			Secured Debt	(9)	1/11/2023		11.56%	SF+	7.75%	1.75%	4/5/2029	4,052	3,996	3,463
													4,317	3,742
VORTEQ Coil Finishers, LLC	(10)	Specialty Coating of Aluminum and Light-Gauge Steel
			Common Equity	(8)	11/30/2021	1,038,462							1,038	4,030

Wash & Wax Systems LLC	(10)	Express Car Wash Operator
			Secured Debt	(9) (32)	4/30/2025		9.37%	SF+	5.50%		4/30/2028	402	402	396
			Secured Debt	(9)	4/30/2025		9.34%	SF+	5.50%	9.34%	4/30/2028	8,148	8,148	8,015
			Secured Debt		4/30/2025		12.00%			12.00%	7/31/2028	5,726	5,726	5,482
			Common Equity		4/30/2025	3,219							3,410	110
													17,686	14,003
WECS Group, LLC	(10)	Provider of Specialty Medium Voltage Cable and Components
			Secured Debt	(9) (32)	7/2/2026		9.53%	SF+	5.75%		7/2/2032	10,125	9,801	9,801
			Secured Debt	(9)	7/2/2026		9.59%	SF+	5.75%		7/2/2032	7,500	7,246	7,246
			Secured Debt	(9)	7/2/2026		9.48%	SF+	5.75%		7/2/2032	30,000	29,425	29,425
			Member Units		7/2/2026	1,125							1,125	1,125
													47,597	47,597
Winter Services LLC	(10)	Provider of Snow Removal and Ice Management Services
			Secured Debt	(9) (32)	11/19/2021		11.66%	SF+	7.50%		11/19/2027	889	848	889
			Secured Debt	(9)	11/19/2021		11.99%	SF+	8.00%		11/19/2027	1,874	1,869	1,874
			Secured Debt	(9)	1/16/2024		10.99%	SF+	7.00%		11/19/2027	7,240	7,044	7,240
			Secured Debt	(9)	1/16/2024		12.99%	SF+	9.00%		11/19/2027	7,240	7,206	7,240
													16,967	17,243
Xenon Arc, Inc.	(10)	Tech-enabled Distribution Services to Chemicals and Food Ingredients Primary Producers
			Secured Debt	(9)	12/17/2021		10.14%	SF+	6.00%		12/20/2028	23,389	23,242	23,389
			Secured Debt	(9)	12/17/2021		9.83%	SF+	6.00%		12/20/2028	36,766	36,556	36,766
			Secured Debt	(9)	3/31/2025		10.17%	SF+	6.00%		12/20/2028	10,472	10,349	10,472
													70,147	70,627
YS Garments, LLC	(11)	Designer and Provider of Branded Activewear
			Secured Debt	(9) (26)	8/22/2018		11.46%	SF+	7.50%		8/9/2027	10,592	10,547	8,589

ZRG Partners, LLC	(10)	Talent Advisory Services Provider

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

		Secured Debt	(9)	6/14/2024		12.00%	P+	5.00%		6/14/2029	4,864	4,751	4,864
		Secured Debt	(9) (26)	6/14/2024		10.07%	SF+	6.00%		6/14/2029	15,839	15,630	15,839
		Secured Debt	(9)	6/14/2024		9.85%	SF+	6.00%		6/14/2029	6,452	6,380	6,452
		Secured Debt	(9) (26)	4/24/2026		10.07%	SF+	6.00%		6/14/2029	7,500	7,363	7,500
		Secured Debt	(9)	6/14/2024		10.04%	SF+	6.00%		6/14/2029	46,119	45,602	46,119
												79,726	80,774
Subtotal Non-Control/Non-Affiliate investments (66.0% of net assets at fair value)												$2,126,728	$2,117,049
Total Portfolio Company investments, September 30, 2026 (180.8% of net assets at fair value)												$4,958,925	$5,800,369

Money market funds (included in cash and cash equivalents)
Dreyfus Government Cash Management (35)												$13,218	$13,218
Fidelity Government Fund (36)												719	719
Fidelity Treasury (31)												1,458	1,458
Total money market funds												$15,395	$15,395
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
(9)Index based floating interest rate is subject to contractual minimum interest rate. As noted in this schedule, 96% of the loans (based on the par amount) contain Term Secured Overnight Financing Rate (“SOFR”) floors which range between 0.50% and 5.25%, with a weighted-average floor of 1.27%.

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2026
(dollars in thousands)
(Unaudited)
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
(19)Investments may have a portion, or all, of their income received from Payment-in-Kind (“PIK”) interest or dividends. PIK interest income and cumulative dividend income represent income not paid currently in cash. The difference between the Total Rate and PIK Rate represents the cash rate as of September 30, 2026.
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
(25)The position is unfunded and no interest income is being earned as of September 30, 2026. The position may earn a nominal unused facility fee on committed amounts.
(26)Each new draw or funding on the facility has a different floating rate reset date. The rate presented represents a weighted-average rate for borrowings under the facility, as of September 30, 2026.
(27)Warrants are presented in equivalent shares/units with a strike price of $0.01 per share/unit.
(28)A majority of the variable rate loans in the Investment Portfolio (as defined below) bear interest at a rate that may be determined by reference to either SOFR (“SF”) or an alternate base rate (commonly based on the federal funds rate or the Prime rate (“P”)), which typically resets every one, three, or six months at the

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2026
(dollars in thousands)
(Unaudited)
borrower’s option. SOFR based contracts may include a credit spread adjustment (the “Adjustment”) that is charged in addition to the stated spread. The Adjustment is applied when the SOFR, plus the Adjustment, exceeds the stated floor rate, as applicable. As of September 30, 2026, SOFR based contracts in the portfolio had Adjustments ranging from 0.10% to 0.26%.
(29)Shares/Units represent ownership in a related real estate or holding entity.
(30)Investment is not unitized. Presentation is made in percent of fully diluted ownership unless otherwise indicated.
(31)Effective yield as of September 30, 2026 was approximately 3.52% on the Fidelity Treasury.
(32)Revolving line of credit facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of September 30, 2026.
(33)Index based floating interest rate is subject to contractual maximum base rate of 3.00%.
(34)Index based floating interest rate is subject to contractual maximum base rate of 4.00%.
(35)Effective yield as of September 30, 2026 was approximately 3.63% on the Dreyfus Government Cash Management.
(36)Effective yield as of September 30, 2026 was approximately 3.48% on the Fidelity Government Fund.
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
MSC Adviser I, LLC dba Main Street Capital Partners (the “External Investment Manager”) was formed in November 2013 as a wholly-owned subsidiary of Main Street to provide investment management and other services to parties other than Main Street (“External Parties”) and earns fee income for such services. MSCC has been granted no-action relief by the Securities and Exchange Commission (“SEC”) to allow the External Investment Manager to register as a registered investment adviser under the Investment Advisers Act of 1940, as amended. Since the External Investment Manager conducts all of its investment management activities for External Parties, it is accounted for as a portfolio investment of Main Street and is not included as a consolidated subsidiary in Main Street’s consolidated financial statements.
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
2.Basis of Presentation
Main Street’s consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies (“ASC 946”). For each of the periods presented herein, Main Street’s consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries. Main Street’s results of operations for the three and nine months ended September 30, 2026 and 2025, cash flows for the nine months ended September 30, 2026 and 2025 and financial position as of September 30, 2026 and December 31, 2025 are presented on a consolidated basis. The effects of all intercompany transactions between MSCC and its consolidated subsidiaries have been eliminated in consolidation.
The accompanying unaudited consolidated financial statements of Main Street are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. The unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2025. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the operating results to be expected for the full year. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Under the NAV valuation method, for an investment in an investment fund that does not have a readily determinable fair value, Main Street measures the fair value of the investment predominantly based on the NAV of the investment fund as of the measurement date and adjusts the investment’s fair value for factors known to Main Street that would affect that fund’s NAV, including, but not limited to, fair values for individual investments held by the fund if Main Street holds the same investment or for a publicly traded investment. In addition, in determining the fair value of the investment, Main Street considers whether adjustments to the NAV are necessary in certain circumstances, based on the analysis of any restrictions on redemption of Main Street’s investment as of the measurement date, recent actual sales or redemptions of interests in the investment fund, and expected future cash flows available to equity holders, including the rate of return on those cash flows compared to an implied market return on equity required by market participants, or other uncertainties surrounding Main Street’s ability to realize the full NAV of its interests in the investment fund.
Pursuant to its internal valuation process and the requirements under the 1940 Act, Main Street performs valuation procedures on each of its portfolio investments quarterly. In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its LMM portfolio companies, Main Street, among other things, consults with a nationally recognized independent financial advisory services firm (the “Financial Advisory Firm”). The Financial Advisory Firm analyzes and provides observations, recommendations and an assurance certification regarding Main Street’s determinations of the fair value of its LMM portfolio company investments. The Financial Advisory Firm is generally consulted relative to Main Street’s investments in each LMM portfolio company at least once every calendar year, and for Main Street’s investments in new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the Financial Advisory Firm on its investments in one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street’s investment in a LMM portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with and received an assurance certification from the Financial Advisory Firm in arriving at its determination of fair value for its investments in a total of 20 and 18 LMM portfolio companies as of September 30, 2026 and 2025, respectively, representing 25% and 27% of the total LMM portfolio at fair value as of September 30, 2026 and 2025, respectively. A total of 76 LMM portfolio companies were reviewed and certified by the Financial Advisory Firm as of the end of a fiscal quarter during the trailing twelve months ended September 30, 2026, representing 94% of the total LMM portfolio at fair value as of September 30, 2026. Excluding (i) its investments in three LMM portfolio companies that, as of September 30, 2026, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment and had not yet been reviewed and certified by the Financial Advisory Firm, and (ii) its investments in LMM portfolio companies whose primary purpose is to own real estate for which a third-party appraisal is obtained on at least an annual basis, 98% of the LMM portfolio at fair value was reviewed and certified by the Financial Advisory Firm during the trailing twelve months ended September 30, 2026.
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its Private Loan portfolio companies, Main Street, among other things, consults with the Financial Advisory Firm. The Financial Advisory Firm analyzes and provides observations, recommendations and an assurance certification regarding Main Street’s determinations of the fair value of its Private Loan portfolio company investments. The Financial Advisory Firm is generally consulted relative to Main Street’s investments in each Private Loan portfolio company at least once every calendar year, and for Main Street’s investments in new Private Loan portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the Financial Advisory Firm on its investments in one or more Private Loan portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street’s investment in a Private Loan portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with and received an assurance certification from the Financial Advisory Firm in arriving at its determination of fair value for its investments in a total of 16 and 14 Private Loan portfolio companies as of September 30, 2026 and 2025, respectively, representing 23% and 26% of the total Private Loan portfolio at fair value as of September 30, 2026 and 2025, respectively. A total of 64 Private Loan portfolio companies were reviewed and certified by the Financial Advisory Firm as of the end of a fiscal quarter during the trailing twelve months ended September 30, 2026, representing 83% of the total Private Loan portfolio at fair value as of September 30, 2026. Excluding its investments in five Private Loan portfolio companies that, as of September 30, 2026, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment and had not yet been reviewed and certified by the Financial Advisory Firm, 93% of the Private Loan portfolio at fair value was reviewed and certified by the Financial Advisory Firm during the trailing twelve months ended September 30, 2026.
For valuation purposes, all of Main Street’s Middle Market portfolio investments are non-control investments. Main Street’s Middle Market portfolio investments comprised 1.3% and 1.5% of Main Street’s Investment Portfolio at fair value as of September 30, 2026 and December 31, 2025, respectively. To the extent sufficient observable inputs are available to determine fair value, Main Street uses observable inputs to determine the fair value of these investments through obtaining third-party quotes or other independent pricing. For Middle Market portfolio investments for which it has determined that third-party quotes or other independent pricing are not available or appropriate, Main Street generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value such Middle Market debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method and such Middle Market equity investments in a current hypothetical sale using the Waterfall valuation method. Main Street generally consults on a limited basis with the Financial Advisory Firm in connection with determining the fair value of its Middle Market portfolio investments due to the nature of these investments. The vast majority (90% and 95% as of September 30, 2026 and December 31, 2025, respectively) of the Middle Market portfolio investments (i) are valued using third-party quotes or other independent pricing services or (ii) Main Street has consulted with and received an assurance certification from the Financial Advisory Firm within the last twelve months.
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
For valuation purposes, all of Main Street’s Other Portfolio investments are non-control investments. Main Street’s Other Portfolio investments comprised 2.5% and 2.4% of Main Street’s Investment Portfolio at fair value as of September 30, 2026 and December 31, 2025, respectively. Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments are generally not readily available. For its Other Portfolio equity investments, Main Street generally determines the fair value of these investments using the NAV valuation method.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

For valuation purposes, Main Street’s investment in the External Investment Manager is a control investment. Market quotations are not readily available for this investment, and as a result, Main Street determines the fair value of the External Investment Manager using the Waterfall valuation method under the market approach. In estimating the enterprise value, Main Street analyzes various factors, including the entity’s historical and projected financial results, as well as its size, marketability and performance relative to the population of market comparables, and the valuations for comparable publicly traded companies and private transactions involving comparable companies. This valuation approach estimates the value of the investment as if Main Street were to sell, or exit, the investment. In addition, Main Street considers its ability to control the capital structure of the company, as well as the timing of a potential exit, in connection with determining the fair value of the External Investment Manager. Main Street consults with and receives an assurance certification from the Financial Advisory Firm in arriving at its determination of fair value for its investment in the External Investment Manager on a quarterly basis, including as of September 30, 2026 and December 31, 2025.
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
Rule 2a-5 under the 1940 Act permits a BDC’s board of directors to designate its executive officers or investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board. Main Street’s Board of Directors has approved policies and procedures pursuant to Rule 2a-5 (the “Valuation Procedures”) and has designated a group of its executive officers to serve as the Board of Directors’ valuation designee. Main Street believes its Investment Portfolio as of September 30, 2026 and December 31, 2025 approximates fair value as of those dates based on the markets in which it operates and other conditions in existence on those reporting dates.
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

3.Cash and Cash Equivalents
Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase. Cash and cash equivalents are carried at cost, which approximates fair value. As of September 30, 2026 and December 31, 2025, the Company had $15.4 million and $3.2 million, respectively, of cash equivalents invested in AAA-rated money market funds pending investment in the Company’s primary investment strategies. These highly liquid investments are included in the Consolidated Schedule of Investments.
As of September 30, 2026 and December 31, 2025, cash balances totaling $83.7 million and $35.4 million, respectively, exceeded Federal Deposit Insurance Corporation insurance protection levels, subjecting the Company to risk related to the uninsured balance.
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
As of September 30, 2026, investments on non-accrual status were $54.7 million at fair value and $175.1 million at cost and comprised 0.9% and 3.5% of Main Street’s total Investment Portfolio at fair value and cost, respectively. As of December 31, 2025, investments on non-accrual status were $56.3 million at fair value and $155.3 million at cost and comprised 1.0% and 3.3% of Main Street’s total Investment Portfolio at fair value and cost, respectively.
Main Street holds certain debt and preferred equity instruments in its Investment Portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (see Note B.10. — Summary of Significant Accounting Policies — Income Taxes below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the PIK interest and cumulative dividends in cash. Main Street stops accruing PIK interest and cumulative dividends and writes off any accrued and uncollected interest and dividends in arrears when it determines that such PIK interest and dividends in arrears are no longer collectible. For the three months ended September 30, 2026 and 2025, (i) 3.7% and 3.0%, respectively, of Main Street’s total investment income was attributable to PIK interest income not paid currently in cash and (ii) 0.8% and 0.7%, respectively, of Main Street’s total investment income was attributable to cumulative dividend income not paid currently in cash. For the nine months ended September 30, 2026 and 2025, 3.1% and 2.7%, respectively, of Main Street’s total investment income was attributable to PIK interest income not paid currently in cash. For the nine months ended September 30, 2026 and 2025, 0.8% and 0.7%, respectively, of Main Street’s total investment income was attributable to cumulative dividend income not paid currently in cash.
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

A summarized presentation of total investment income Main Street earned from its Investment Portfolio in each of the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)
Interest, dividend and fee income:
Interest income	$111,863	$103,286	$329,802	$302,160
Dividend income	25,525	31,263	81,119	105,134
Fee income	5,144	5,282	21,289	13,556
Total investment income	$142,532	$139,831	$432,210	$420,850
5.Deferred Financing and Debt Issuance Costs
Deferred financing costs include commitment fees and other direct costs related to Main Street’s Credit Facilities (as defined in Note E — Debt). Debt issuance costs include direct costs related to Main Street’s unsecured notes, as well as the commitment fees and leverage fees (3.4% of the total commitment and draw amounts, as applicable) on the SBIC debentures. See further discussion of Main Street’s debt in Note E — Debt. Deferred financing costs incurred in connection with the Credit Facilities are capitalized as an asset. Debt issuance costs incurred in connection with all other debt arrangements are reflected as a direct deduction from the principal amount outstanding.
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

To maintain RIC tax treatment (see Note B.10. — Summary of Significant Accounting Policies — Income Taxes below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the interest income. For each of the three months ended September 30, 2026 and 2025, 1.7% of Main Street’s total investment income was attributable to interest income from the accretion of discounts associated with debt investments, net of any premium amortization. For the nine months ended September 30, 2026 and 2025, 1.6% and 1.7%, respectively, of Main Street’s total investment income was attributable to interest income from the accretion of discounts associated with debt investments, net of any premium amortization.
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

11.Net Realized Gains or Losses and Net Unrealized Appreciation or Depreciation
Realized gains or losses are measured by the difference between the net proceeds from the sale or redemption of an investment or a financial instrument and the cost basis of the investment or financial instrument, without regard to unrealized appreciation or depreciation previously recognized, and include investments written-off during the period net of recoveries and realized gains or losses from in-kind redemptions. Net unrealized appreciation or depreciation reflects the net change in the fair value of the Investment Portfolio and financial instruments and the reclassification of any prior period unrealized appreciation or depreciation on exited investments and financial instruments to realized gains or losses.
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
15.Recently Issued or Adopted Accounting Standards
In September 2026, the FASB issued ASU 2026-03, Investment Companies with Equity Securities Subject to Contractual Sale Restrictions. The amendments in this update require investment companies to consider the effect of any contractual sale restrictions when measuring the fair value of an equity security. ASU 2026-03 is effective for years beginning after December 15, 2027 and interim reporting periods within those years. Early adoption is permitted. The Company is currently assessing the impact of the new guidance, but it does not expect ASU 2026-03 to have a material impact on the consolidated financial statements and the notes thereto.

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
As of September 30, 2026 and December 31, 2025, all of Main Street’s LMM portfolio investments consisted of illiquid securities issued by privately held companies and the fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of Main Street’s LMM portfolio investments were categorized as Level 3 as of September 30, 2026 and December 31, 2025.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

As of September 30, 2026 and December 31, 2025, all of Main Street’s Private Loan portfolio investments consisted of illiquid securities issued by privately held companies. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street’s Private Loan portfolio investments were categorized as Level 3 as of September 30, 2026 and December 31, 2025.
As of September 30, 2026 and December 31, 2025, Main Street’s Middle Market portfolio investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street’s Middle Market portfolio investments were categorized as Level 3 as of September 30, 2026 and December 31, 2025.
As of September 30, 2026 and December 31, 2025, Main Street’s Other Portfolio investments consisted primarily of illiquid securities issued by privately held entities and the fair value determination for these investments primarily consisted of unobservable inputs. Main Street also has an equity investment in MSC Income Fund, Inc. (“MSC Income”), which is a publicly traded company. Therefore, as of September 30, 2026 and December 31, 2025, the equity investment in MSC Income was categorized as a Level 1 investment. The remainder of Main Street’s Other Portfolio investments were categorized as Level 3 as of September 30, 2026 and December 31, 2025.
As of September 30, 2026 and December 31, 2025, Main Street did not hold any short-term portfolio investments.
As of September 30, 2026 and December 31, 2025, all money market funds included in cash and cash equivalents were valued using Level 1 inputs.
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
A summary of the significant unobservable inputs used in the fair value measurement of Main Street’s Level 3 portfolio investments as of September 30, 2026 and December 31, 2025 is as follows:

Type of Investment	Fair Value as of September 30, 2026 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range (4)	Weighted-Average (4)(5)	Median (4)
Equity investments	$2,007,070	Discounted cash flow	WACC	9.6% - 23.8%	14.7%	15.3%
		Market comparable / Enterprise value	EBITDA multiple (1) (3)	4.3x - 9.4x (2)	7.3x	6.8x
Debt investments	$3,768,367	Discounted cash flow	Risk adjusted discount rate (6)	8.3% - 17.8% (2)	11.8%	12.0%
			Expected principal recovery percentage	0.0% - 500.0%	99.4%	100.0%
Debt investments	$462	Market approach	Third-party quote	14.5	14.5	14.5
Total Level 3 investments	$5,775,899
___________________________
(1)EBITDA may include pro forma adjustments and/or other add-backs based on specific circumstances related to each investment.
(2)Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 2.0x - 16.6x and the range for risk adjusted discount rate is 6.7% - 35.9%.
(3)The fair value determination of the equity investment in the External Investment Manager is based on a fee multiple of 7.3x, which represents a discounted, blended multiple based on (i) the multiples for similar businesses in active markets and (ii) actual multiples used in private transactions.
(4)Does not include investments for which the valuation technique does not include the use of the applicable fair value input. There is no range for the third-party quote input, as this technique only applies to one investment.
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

A summary of changes in the fair value of Main Street’s Level 3 portfolio investments for the nine months ended September 30, 2026 and 2025 is as follows (in thousands):

Type of Investment	Fair Value as of December 31, 2025	Transfers Into (Out of) Level 3 Hierarchy	Redemptions/ Repayments	New Investments	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other (1)	Fair Value as of September 30, 2026	Net Change in Unrealized Appreciation (Depreciation) for the Nine Months Ended September 30, 2026 on Assets Still Held
Debt	$3,607,331	$—	$(695,682)	$903,391	$28,469	$(54,129)	$(20,551)	$3,768,829	$(39,375)
Equity	1,858,205	—	(66,224)	87,310	(56,696)	137,585	20,551	1,980,731	119,687
Equity warrants	31,169	—	—	—	—	(4,830)	—	26,339	(4,830)
	$5,496,705	$—	$(761,906)	$990,701	$(28,227)	$78,626	$—	$5,775,899	$75,482
___________________________
(1)Includes the impact of non-cash conversions. These transactions represent non-cash investing activities. See additional cash flow information in the Consolidated Statements of Cash Flows.

Type of Investment	Fair Value as of December 31, 2024	Transfers Into (Out of) Level 3 Hierarchy	Redemptions/ Repayments	New Investments	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other (1)	Fair Value as of September 30, 2025	Net Change in Unrealized Appreciation (Depreciation) for the Nine Months Ended September 30, 2025 on Assets Still Held
Debt	$3,278,365	$—	$(740,766)	$785,187	$51,588	$(24,302)	$(37,295)	$3,312,777	$(16,369)
Equity	1,637,181	(16,810)	(48,003)	106,928	(62,067)	132,926	37,295	1,787,450	86,307
Equity warrants	17,123	—	—	—	—	12,090	—	29,213	12,090
	$4,932,669	$(16,810)	$(788,769)	$892,115	$(10,479)	$120,714	$—	$5,129,440	$82,028
___________________________
(1)Includes the impact of non-cash conversions. These transactions represent non-cash investing activities. See additional cash flow information in the Consolidated Statements of Cash Flows.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

As of September 30, 2026 and December 31, 2025, Main Street’s investments at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurements
		(in thousands)
September 30, 2026	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LMM portfolio investments	$3,250,113	$—	$—	$3,250,113
Private Loan portfolio investments	2,107,320	—	—	2,107,320
Middle Market portfolio investments	73,493	—	—	73,493
Other Portfolio investments	146,743	24,470	—	122,273
External Investment Manager	222,700	—	—	222,700
Total investments	$5,800,369	$24,470	$—	$5,775,899

		Fair Value Measurements
		(in thousands)
December 31, 2025	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LMM portfolio investments	$3,057,023	$—	$—	$3,057,023
Private Loan portfolio investments	1,988,438	—	—	1,988,438
Middle Market portfolio investments	83,498	—	—	83,498
Other Portfolio investments	134,138	21,412	—	112,726
External Investment Manager	255,020	—	—	255,020
Total investments	$5,518,117	$21,412	$—	$5,496,705
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
Main Street’s external asset management business is conducted through its External Investment Manager. The External Investment Manager earns management fees based on the assets under management for External Parties and may earn incentive fees, or a carried interest, based on the performance of the assets managed. Main Street entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for its relationship with MSC Income and its other clients. Through this agreement, Main Street shares employees with the External Investment Manager, including their related infrastructure, business relationships, management expertise and capital raising capabilities. Main Street allocates the related expenses to the External Investment Manager pursuant to the sharing agreement. Main Street’s total expenses are net of expenses allocated to the External Investment Manager of $5.8 million and $5.7 million for the three months ended September 30, 2026 and 2025, respectively, and $17.9 million and $17.0 million for the nine months ended September 30, 2026 and 2025, respectively.
Investment income, consisting of interest, dividends and fees, can fluctuate dramatically due to various factors, including the level of new investment activity, repayments of debt investments or sales of equity interests. Investment income in any given year could also be highly concentrated among several portfolio companies. For the three and nine months ended September 30, 2026 and 2025, Main Street did not record investment income from any single portfolio company in excess of 10% of total investment income.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

A summary of Main Street’s LMM and Private Loan portfolio investments as of September 30, 2026 and December 31, 2025 is as follows (this information excludes Middle Market portfolio investments, Other Portfolio investments and the External Investment Manager, which are discussed further below):

	September 30, 2026
	LMM (a)	Private Loan

	(dollars in millions)
Number of portfolio companies	92	86
Fair value	$3,250.1	$2,107.3
Cost	$2,530.2	$2,129.5
Debt investments as a % of portfolio (at cost)	71.5%	93.3%
Equity investments as a % of portfolio (at cost)	28.5%	6.7%
% of debt investments at cost secured by first priority lien	99.5%	99.3%
Weighted-average annual effective yield (b)	12.7%	10.4%
Average EBITDA (c)	$12.2	$43.2
___________________________
(a)As of September 30, 2026, Main Street had equity ownership in all of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was 36%.
(b)The weighted-average annual effective yields were computed using the effective interest rates for all debt investments as of September 30, 2026, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt investments and any debt investments on non-accrual status, and are weighted based upon the principal amount of each applicable debt investment as of September 30, 2026. The weighted-average annual effective yield on Main Street’s debt portfolio as of September 30, 2026, including debt investments on non-accrual status, was 12.2% for its LMM portfolio investments and 9.9% for its Private Loan portfolio investments. The weighted-average annual effective yield is not reflective of what an investor in shares of Main Street’s common stock will realize on their investment because it does not reflect changes in the market value of Main Street’s stock, Main Street’s utilization of debt capital in its capital structure, Main Street’s expenses or any sales load paid by an investor.
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
As of September 30, 2026, Main Street had Other Portfolio investments in 32 entities across 12 investment managers, collectively totaling $146.7 million in fair value and $156.7 million in cost basis, which comprised 2.5% and 3.2% of Main Street’s Investment Portfolio at fair value and cost, respectively. As of December 31, 2025, Main Street had Other Portfolio investments in 33 entities across 13 investment managers, collectively totaling $134.1 million in fair value and $141.6 million in cost basis, which comprised 2.4% and 3.0% of Main Street’s Investment Portfolio at fair value and cost, respectively.
As of September 30, 2026, Main Street had Middle Market portfolio investments in nine portfolio companies, collectively totaling $73.5 million in fair value and $113.0 million in cost basis, which comprised 1.3% and 2.3% of Main Street’s Investment Portfolio at fair value and cost, respectively. As of December 31, 2025, Main Street had Middle Market portfolio investments in 11 portfolio companies, collectively totaling $83.5 million in fair value and $120.1 million in cost basis, which comprised 1.5% and 2.5% of Main Street’s Investment Portfolio at fair value and cost, respectively.
As discussed further in Note A.1. — Organization and Basis of Presentation — Organization, Main Street holds an investment in the External Investment Manager, a wholly-owned subsidiary that is treated as a portfolio investment. As of September 30, 2026, this investment had a fair value of $222.7 million and a cost basis of $29.5 million, which comprised 3.8% and 0.6% of Main Street’s Investment Portfolio at fair value and cost, respectively. As of December 31, 2025, this investment had a fair value of $255.0 million and a cost basis of $29.5 million, which comprised 4.6% and 0.6% of Main Street’s Investment Portfolio at fair value and cost, respectively.
For the three months ended September 30, 2026 and 2025, Main Street achieved an annualized total return on investments of 14.8% and 16.9%, respectively. For the nine months ended September 30, 2026 and 2025, Main Street achieved an annualized total return on investments of 13.7% and 16.4%, respectively. For the year ended December 31, 2025, Main Street achieved a total return on investments of 16.4%. Total return on investments equals the total interest, dividend and fee income plus realized and unrealized changes in the fair value of the Investment Portfolio divided by the average quarterly Investment Portfolio balance at cost, in each case for the specified period. Main Street’s total return on investments is not reflective of what an investor in shares of Main Street’s common stock will realize on their investment because it does not reflect changes in the market value of Main Street’s stock, Main Street’s utilization of debt capital in its capital structure, Main Street’s expenses or any sales load paid by an investor.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

The composition of Main Street’s total combined LMM, Private Loan and Middle Market portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM, Private Loan and Middle Market portfolio investments, as of September 30, 2026 and December 31, 2025, is as follows (this information excludes Other Portfolio investments and the External Investment Manager, which are discussed above):

Cost:	September 30, 2026	December 31, 2025
First lien debt	80.7%	80.9%
Equity	18.6	18.6
Second lien debt	0.3	0.1
Equity warrants	0.2	0.2
Other	0.2	0.2
	100.0%	100.0%

Fair Value:	September 30, 2026	December 31, 2025
First lien debt	68.6%	69.8%
Equity	30.4	29.4
Second lien debt	0.3	—
Equity warrants	0.5	0.6
Other	0.2	0.2
	100.0%	100.0%
Main Street’s LMM, Private Loan and Middle Market portfolio companies are located primarily in the U.S. The geographic composition is determined by the location of the corporate headquarters of the portfolio company. The composition of Main Street’s total combined LMM, Private Loan and Middle Market portfolio investments by geographic region of the U.S. and other countries at cost and fair value as a percentage of the total combined LMM, Private Loan and Middle Market portfolio investments, as of September 30, 2026 and December 31, 2025, is as follows (this information excludes Other Portfolio investments and the External Investment Manager):

Cost:	September 30, 2026	December 31, 2025
West	25.8%	25.3%
Midwest	21.9	19.2
Southeast	18.7	17.5
Southwest	16.8	19.0
Northeast	13.6	15.4
Canada	2.1	2.2
Other Non-U.S.	1.1	1.4
	100.0%	100.0%

Fair Value:	September 30, 2026	December 31, 2025
West	25.2%	24.8%
Midwest	22.7	20.1
Southwest	20.3	23.0
Southeast	17.1	15.8
Northeast	11.9	13.1
Canada	1.8	1.9
Other Non-U.S.	1.0	1.3
	100.0%	100.0%

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Main Street’s LMM, Private Loan and Middle Market portfolio investments are in companies conducting business in a variety of industries. The composition of Main Street’s total combined LMM, Private Loan and Middle Market portfolio investments by industry at cost and fair value, as of September 30, 2026 and December 31, 2025, is as follows (this information excludes Other Portfolio investments and the External Investment Manager):

Cost:	September 30, 2026	December 31, 2025
Construction & Engineering	8.9%	6.1%
Machinery	8.5	8.3
Electrical Equipment	6.9	5.9
Diversified Consumer Services	5.5	4.7
Commercial Services & Supplies	5.2	6.8
Distributors	4.9	5.0
Professional Services	4.5	5.3
Health Care Providers & Services	4.2	4.2
Internet Software & Services	3.4	4.2
Auto Components	3.2	3.2
Containers & Packaging	3.1	3.3
IT Services	3.0	3.7
Aerospace & Defense	2.7	2.3
Trading Companies & Distributors	2.6	1.8
Tobacco	2.4	2.5
Textiles, Apparel & Luxury Goods	2.3	2.5
Leisure Equipment & Products	2.1	2.1
Software	2.0	2.1
Computers & Peripherals	2.0	2.0
Energy Equipment & Services	2.0	2.4
Air Freight & Logistics	2.0	1.5
Specialty Retail	1.9	2.0
Media	1.9	1.6
Communications Equipment	1.8	1.9
Food Products	1.4	1.4
Chemicals	1.3	1.4
Food & Staples Retailing	1.3	1.4
Hotels, Restaurants & Leisure	1.0	1.1
Oil, Gas & Consumable Fuels	1.0	1.1
Internet & Catalog Retail	0.9	1.0
Beverages	0.1	1.2
Other (1)	6.0	6.0
	100.0%	100.0%
___________________________
(1)Includes various industries with each industry individually representing less than 1.0% of the total combined LMM, Private Loan and Middle Market portfolio investments at each date.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Fair Value:	September 30, 2026	December 31, 2025
Machinery	10.3%	10.2%
Construction & Engineering	9.3	6.5
Electrical Equipment	7.9	5.9
Diversified Consumer Services	6.4	6.1
Distributors	5.2	5.5
Commercial Services & Supplies	4.6	5.9
Professional Services	4.5	5.2
Health Care Providers & Services	3.8	3.8
Computers & Peripherals	3.7	3.6
Containers & Packaging	3.1	3.4
Auto Components	3.1	3.0
Internet Software & Services	2.8	3.4
Tobacco	2.5	2.6
Aerospace & Defense	2.4	2.0
IT Services	2.3	3.8
Trading Companies & Distributors	2.3	1.6
Specialty Retail	2.3	2.4
Software	2.2	2.2
Media	2.0	1.6
Textiles, Apparel & Luxury Goods	1.8	1.9
Energy Equipment & Services	1.8	2.5
Air Freight & Logistics	1.7	1.3
Communications Equipment	1.6	1.7
Leisure Equipment & Products	1.4	1.4
Chemicals	1.2	1.3
Food Products	1.1	1.1
Food & Staples Retailing	1.0	1.1
Oil, Gas & Consumable Fuels	0.9	1.0
Beverages	0.1	1.1
Other (1)	6.7	6.9
	100.0%	100.0%
___________________________
(1)Includes various industries with each industry individually representing less than 1.0% of the total combined LMM, Private Loan and Middle Market portfolio investments at each date.
As of September 30, 2026 and December 31, 2025, Main Street had no portfolio investment that was greater than 10% of the Investment Portfolio at fair value.

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
As of September 30, 2026 and December 31, 2025, Main Street had no single investment that qualified as a significant subsidiary under either the investment or income tests.
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
Main Street shares employees with the External Investment Manager and allocates costs related to such shared employees to the External Investment Manager generally based on a combination of the direct time spent, new investment activities and assets under management, depending on the nature of the expense. The total contribution of the External Investment Manager to Main Street’s net investment income consists of the combination of the expenses allocated to the External Investment Manager and the dividend income earned from the External Investment Manager. For the three months ended September 30, 2026 and 2025, the total contribution to Main Street’s net investment income was $8.4 million and $8.8 million, respectively. For each of the nine months ended September 30, 2026 and 2025, the total contribution to Main Street’s net investment income was $25.4 million.
Summarized financial information from the separate financial statements of the External Investment Manager as of September 30, 2026 and December 31, 2025 and for the three and nine months ended September 30, 2026 and 2025 is as follows:

	As of September 30, 2026	As of December 31, 2025

	(in thousands)
Accounts receivable - advisory clients (1)	$11,504	$11,415
Intangible asset	29,500	29,500
Total assets	$41,004	$40,915

Accounts payable to MSCC and its subsidiaries	$8,928	$8,734
Dividend payable to MSCC and its subsidiaries	2,576	2,681
Equity	29,500	29,500
Total liabilities and equity	$41,004	$40,915

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)
Management fee income	$6,181	$5,592	$18,464	$17,051
Incentive fees (1)	3,534	3,910	10,768	10,321
Administrative services fees	187	173	561	519
Total revenues before waivers	9,902	9,675	29,793	27,891
Waiver of incentive fees	(610)	—	(1,853)	—
Total revenues, net of incentive fee waivers	9,292	9,675	27,940	27,891
Expenses allocated from MSCC or its subsidiaries:
Salaries, share-based compensation and other personnel costs	(4,970)	(4,942)	(15,208)	(14,414)
Other G&A expenses	(856)	(792)	(2,710)	(2,548)
Total allocated expenses	(5,826)	(5,734)	(17,918)	(16,962)
Other direct G&A expenses	(107)	(9)	(128)	(58)
Total expenses	(5,933)	(5,743)	(18,046)	(17,020)
Net income before taxes	3,359	3,932	9,894	10,871
Tax expense	(783)	(883)	(2,366)	(2,479)
Net income	$2,576	$3,049	$7,528	$8,392
___________________________
(1)As of September 30, 2026 and December 31, 2025, MSC Income had an expense accrual of $6.0 million and $2.8 million, respectively, of incentive fees on capital gains to the External Investment Manager. During the three and nine months ended September 30, 2026 and 2025, MSC Income accrued incentive fees on capital gains to the External Investment Manager as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)
Accrued incentive fees on capital gains	$883	$—	$3,194	$—
No capital gains incentive fees were contractually payable to the External Investment Manager as of September 30, 2026 and as a result no income accrual was recorded by the External Investment Manager during any period.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

NOTE E — DEBT
A summary of Main Street’s debt as of September 30, 2026 is as follows:

	Outstanding Balance	Net Unamortized Debt Issuance Premiums (Costs/Discounts) (1)	Recorded Value	Estimated Fair Value (2)

	(in thousands)
Corporate Facility	$495,000	$—	$495,000	$495,000
SPV Facility	300,500	—	300,500	300,500
March 2029 Notes	550,000	555	550,555	556,265
June 2027 Notes	400,000	(215)	399,785	402,780
August 2028 Notes	350,000	(1,431)	348,569	346,273
SBIC debentures	350,000	(4,524)	345,476	306,346
April 2031 Notes	150,000	(957)	149,043	144,806
Total debt	$2,595,500	$(6,572)	$2,588,928	$2,551,970
___________________________
(1)The unamortized deferred financing costs for the Credit Facilities are reflected as Deferred financing costs on the Consolidated Balance Sheets. The net unamortized debt issuance costs/discounts related to the June 2027 Notes, August 2028 Notes, SBIC debentures and April 2031 Notes are reflected as contra-liabilities on the Consolidated Balance Sheets, while the net unamortized debt issuance premium related to the March 2029 Notes is reflected as an addition to the carrying value on the Consolidated Balance Sheets.
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
___________________________
(1)The unamortized deferred financing costs for the Credit Facilities are reflected as Deferred financing costs on the Consolidated Balance Sheets, while the net unamortized debt issuance costs/discounts related to the July 2026 Notes, June 2027 Notes, August 2028 Notes, March 2029 Notes and SBIC debentures are reflected as contra-liabilities on the Consolidated Balance Sheets.
(2)Estimated fair value for outstanding debt is shown as if Main Street had adopted the fair value option under ASC 825. See discussion of the methods used to estimate the fair value of Main Street’s debt in Note B.12. — Summary of Significant Accounting Policies — Fair Value of Financial Instruments.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

A summary of Main Street’s interest expense for the three and nine months ended September 30, 2026 and 2025 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)
Corporate Facility	$6,795	$4,107	$14,761	$14,431
SPV Facility	4,724	3,033	12,327	10,621
March 2029 Notes	9,499	6,261	25,235	18,783
June 2027 Notes	6,571	6,572	19,715	19,715
August 2028 Notes	4,916	2,452	14,748	2,452
SBIC debentures	3,159	3,166	9,384	9,452
April 2031 Notes	2,652	—	5,063	—
July 2026 Notes	605	3,882	8,368	11,645
December 2025 Notes	—	2,999	—	9,060
Total interest expense	$38,921	$32,472	$109,601	$96,159
A summary of Main Street’s weighted-average amount of total debt outstanding and overall weighted-average effective interest rate including amortization of debt issuance costs, original issuance discounts and premiums and fees on unused lender commitments for the three and nine months ended September 30, 2026 and 2025 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(dollars in millions)
Weighted-average debt outstanding	$2,562.9	$2,242.1	$2,548.6	$2,208.9
Weighted-average effective interest rate	6.1%	5.8%	5.7%	5.8%
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
As of September 30, 2026, the Corporate Facility included (i) total commitments of $1.240 billion from a diversified group of 18 lenders, (ii) an accordion feature with the right to request an increase in commitments under the facility from new and existing lenders on the same terms and conditions as the existing commitments up to a total of $1.860 billion and (iii) a revolving period through June 2030 and a final maturity date in June 2031.
As of September 30, 2026, borrowings under the Corporate Facility bore interest, subject to Main Street’s election and resetting on a monthly basis on the first of each month, at a rate equal to the applicable SOFR plus a credit spread adjustment of 0.10% plus 1.775% (or 1.65% after satisfying certain step-down conditions in the future). Main Street pays unused commitment fees of 0.25% on the unused lender commitments under the Corporate Facility. The Corporate Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the equity ownership and assets of the Funds, the Structured Subsidiaries and the External Investment Manager. In connection with the Corporate Facility, MSCC has made customary representations and warranties and is subject to certain leverage and borrowing base limitations, covenants, reporting and other requirements customary for similar credit facilities.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

As of September 30, 2026, the interest rate for borrowings on the Corporate Facility was 5.6%. The average interest rate for borrowings under the Corporate Facility was 5.6% and 6.2% for the three months ended September 30, 2026 and 2025, respectively, and 5.5% and 6.2%, for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, Main Street was in compliance with all financial covenants of the Corporate Facility.
SPV Facility
Main Street, through MSCC Funding I, LLC (“MSCC Funding”), a wholly-owned Structured Subsidiary that primarily holds debt investments, maintains a special purpose vehicle revolving credit facility (the “SPV Facility” and, together with the Corporate Facility, the “Credit Facilities”) to finance its investment and operational activities.
As of September 30, 2026, the SPV Facility included (i) total commitments of $600.0 million from a diversified group of six lenders, (ii) an accordion feature providing MSCC Funding with the right to request increases in commitments under the facility, subject to the satisfaction of various conditions, from new and existing lenders on the same terms and conditions as the existing commitments to up to a total of $800.0 million and (iii) a revolving period through September 2028 and a final maturity date in September 2030. Advances under the SPV Facility bear interest at a rate equal to the applicable SOFR in effect, plus an applicable margin of 1.95% during the revolving period and 2.075% and 2.20% during the first and second years thereafter, respectively. MSCC Funding pays a commitment fee of 0.40% on the unused lender commitments up to 50% of the total lender commitments and 0.75% on the unused lender commitments greater than 50% of the total lender commitments. The SPV Facility is secured by a first lien on the assets of MSCC Funding and its subsidiaries. In connection with the SPV Facility, MSCC Funding has made customary representations and warranties and is subject to certain leverage and borrowing base limitations, covenants, reporting and other requirements customary for similar credit facilities.
As of September 30, 2026, the interest rate for borrowings on the SPV Facility was 5.6%. The average interest rate for borrowings under the SPV Facility was 5.6% and 6.3% for the three months ended September 30, 2026 and 2025, respectively, and 5.6% and 6.4%, for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, MSCC Funding was in compliance with all financial covenants of the SPV Facility.
MSCC Funding’s balance sheets as of September 30, 2026 and December 31, 2025 are as follows:
Balance Sheets
(in thousands)

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Investments at fair value (cost: $536,968 and $348,954, respectively)	$528,368	$344,093
Cash and cash equivalents	9,181	6,375
Interest and dividend receivable and other assets	3,177	2,149
Deferred financing costs (net of accumulated amortization of $4,432 and $3,314, respectively)	5,966	7,084
Total assets	$546,692	$359,701
LIABILITIES
SPV Facility	$300,500	$86,000
Accounts payable and other liabilities to affiliates	—	42
Interest payable	1,513	695
Total liabilities	302,013	86,737
NET ASSETS
Contributed capital	153,709	197,064
Total undistributed earnings	90,970	75,900
Total net assets	244,679	272,964
Total liabilities and net assets	$546,692	$359,701

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

MSCC Funding’s statements of operations for the three and nine months ended September 30, 2026 and 2025 are as follows:
Statements of Operations
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
INVESTMENT INCOME:
Interest, dividend and fee income	$14,587	$10,154	$39,774	$31,242
EXPENSES:
Interest	(4,724)	(3,033)	(12,327)	(10,621)
Management fee to MSCC	(697)	(459)	(1,848)	(1,203)
General and administrative	(24)	(11)	(66)	(127)
Total expenses	(5,445)	(3,503)	(14,241)	(11,951)
NET INVESTMENT INCOME	9,142	6,651	25,533	19,291
Total net realized loss	—	(2,481)	(6,725)	(2,481)
Total net unrealized appreciation (depreciation)	741	2,226	(3,738)	(64)
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$9,883	$6,396	$15,070	$16,746
March 2029 Notes
In January 2024, Main Street issued $350.0 million in aggregate principal amount of 6.95% unsecured notes due March 1, 2029 (the “March 2029 Notes”) at an issue price of 99.865%. Subsequently, in March 2026, Main Street issued an additional $200.0 million in aggregate principal amount of the March 2029 Notes at a public offering price of 102.061% resulting in a yield-to-maturity of 6.164% on such issuance. The March 2029 Notes issued in March 2026 have identical terms as, and are a part of a single series with, the March 2029 Notes issued in January 2024. The $550.0 million of outstanding March 2029 Notes bear interest at 6.95% per year, payable semiannually on March 1 and September 1 of each year, with a yield-to-maturity of 6.68%. The March 2029 Notes are unsecured obligations and rank pari passu with Main Street’s current and future unsecured indebtedness. The March 2029 Notes may be redeemed in whole or in part at any time at Main Street’s option subject to certain make-whole provisions.
As of September 30, 2026, Main Street was in compliance with all covenants and other requirements of the March 2029 Notes.
June 2027 Notes
In June 2024, Main Street issued $300.0 million in aggregate principal amount of 6.50% unsecured notes due June 4, 2027 (the “June 2027 Notes”) at an issue price of 99.793%. Subsequently, in September 2024, Main Street issued an additional $100.0 million in aggregate principal amount of the June 2027 Notes at a public offering price of 102.134% resulting in a yield-to-maturity of 5.617% on such issuance. The June 2027 Notes issued in September 2024 have identical terms as, and are a part of a single series with, the June 2027 Notes issued in June 2024. The $400.0 million of outstanding June 2027 Notes bear interest at 6.50% per year, payable semiannually on June 4 and December 4 of each year, with a yield-to-maturity of 6.34%. The June 2027 Notes are unsecured obligations and rank pari passu with Main Street’s current and future unsecured indebtedness. The June 2027 Notes may be redeemed in whole or in part at any time at Main Street’s option subject to certain make-whole provisions.
As of September 30, 2026, Main Street was in compliance with all covenants and other requirements of the June 2027 Notes.

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
As of September 30, 2026, Main Street was in compliance with all covenants and other requirements of the August 2028 Notes.
SBIC Debentures
Under previous SBIC regulations, SBA-approved SBICs under common control had the ability to issue debentures guaranteed by the SBA up to a regulatory maximum amount of $350.0 million. In May 2026, the Investing in All of America Act was enacted, increasing the maximum leverage available to commonly controlled SBICs. This allows access to an additional $125.0 million of SBIC debenture capacity above the previous $350.0 million maximum, bringing total potential capacity to $475.0 million. In September 2026, MSMF received SBA approval to increase its SBIC debenture capacity by $75.0 million to $250.0 million. Combined with MSC III, this gives Main Street, through the Funds, $425.0 million of SBIC debenture capacity. Under existing SBA-approved commitments, Main Street, through the Funds, had $350.0 million of outstanding SBIC debentures as of both September 30, 2026 and December 31, 2025. SBIC debentures provide for interest to be paid semiannually, with principal due at the applicable 10-year maturity date of each debenture. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. The weighted-average annual interest rate on the SBIC debentures was 3.3% as of both September 30, 2026 and December 31, 2025. The first principal maturity due under the existing SBIC debentures is in 2027, and the weighted-average remaining duration as of September 30, 2026 was 3.9 years. In accordance with SBIC regulations, the Funds are precluded from incurring additional non-SBIC debt without the prior approval of the SBA. Main Street expects to maintain SBIC debentures under the SBIC program in the future, subject to periodic repayments and borrowings, in an amount up to the regulatory maximum amount for affiliated SBIC funds.
As of September 30, 2026, the SBIC debentures consisted of (i) $175.0 million par value of SBIC debentures issued by MSMF, with a recorded value of $171.4 million net of unamortized debt issuance costs of $3.6 million, and (ii) $175.0 million par value of SBIC debentures issued by MSC III, with a recorded value of $174.1 million net of unamortized debt issuance costs of $0.9 million.
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
The April 2031 Note Purchase Agreement also contains customary terms, conditions, covenants and events of default for senior unsecured notes issued in a private placement. As of September 30, 2026, Main Street was in compliance with all covenants and other requirements of the April 2031 Notes.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

July 2026 Notes
In July 2026, Main Street repaid the $500.0 million principal amount of the issued and outstanding 3.00% unsecured notes (the “July 2026 Notes”) at par on their scheduled maturity date. The outstanding aggregate principal amount of the July 2026 Notes was $500.0 million as of December 31, 2025.
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
NOTE F — FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights of Main Street for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
Per Share Data:	2026	2025
NAV as of the beginning of the period	$33.33	$31.65
Net investment income (1)	2.80	2.92
Net realized gain (1)(2)	0.25	0.04
Net unrealized appreciation (1)(2)	0.54	1.20
Income tax provision on net realized gain and net unrealized appreciation (1)(2)	(0.20)	(0.10)
Net increase in net assets resulting from operations (1)	3.39	4.06
Dividends paid from net investment income	(3.26)	(3.17)
Dividends paid (3)	(3.26)	(3.17)
Accretive effect of stock offerings (issuing shares above NAV per share)	0.68	0.11
Accretive effect of DRIP issuance (issuing shares above NAV per share)	0.12	0.14
Other (4)	(0.04)	(0.01)
NAV as of the end of the period	$34.22	$32.78
Market value as of the end of the period	$55.05	$63.59
Shares outstanding as of the end of the period	93,744,192	89,536,504
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025

	(dollars in thousands)
NAV as of the end of the period	$3,207,678	$2,934,575
Average NAV	$3,115,438	$2,864,191
Average outstanding debt	$2,549,600	$2,211,100

Ratios to average NAV:
Ratio of total expenses, including tax expenses, to average NAV (1)(2)	6.16%	5.92%
Ratio of operating expenses to average NAV (2)(3)	5.30%	5.17%
Ratio of operating expenses, excluding interest expense, to average NAV (2)(3)	1.78%	1.82%
Ratio of net investment income to average NAV (2)	8.30%	9.10%
Portfolio turnover ratio (2)	12.87%	15.72%
Total investment return (2)(4)	(3.31)%	14.47%
Total return based on change in NAV (2)(5)	10.48%	12.95%
___________________________
(1)Total expenses are the sum of operating expenses and all tax expenses.
(2)Not annualized.
(3)Unless otherwise noted, operating expenses include interest, compensation, general and administrative and share-based compensation expenses, net of expenses allocated to the External Investment Manager of $17.9 million and $17.0 million for the nine months ended September 30, 2026 and 2025, respectively.
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
A summary of dividends paid for the three and nine months ended September 30, 2026 and 2025 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands, except per share amounts)
Regular monthly dividends per share	$0.795	$0.765	$2.355	$2.265
Supplemental dividends per share	0.30	0.30	0.90	0.90
Total dividends per share	$1.095	$1.065	$3.255	$3.165

Total regular monthly dividends	$74,509	$68,543	$217,582	$201,959
Total supplemental dividends	28,167	26,907	83,940	80,364
Total dividends	$102,676	$95,450	$301,522	$282,323
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

A reconciliation of “Net increase in net assets resulting from operations” to taxable income and to total distributions declared to common stockholders for the nine months ended September 30, 2026 and 2025 is as follows:

	Nine Months Ended September 30,
	2026	2025

	(estimated, in thousands)
Net increase in net assets resulting from operations	$313,641	$362,287
Book-tax difference from share-based compensation expense	(6,405)	(9,878)
Net unrealized appreciation	(50,126)	(107,217)
Income tax provision	26,912	21,360
Pre-tax book income not consolidated for tax purposes	(26,454)	(96,943)
Book income and tax income differences, including debt origination, structuring fees, dividends, realized gains and changes in estimates	(4,596)	75,778
Estimated taxable income (1)	252,972	245,387
Taxable income earned in prior year and carried forward for distribution in current year	80,058	120,488
Taxable income earned prior to period end and carried forward for distribution next period	(54,868)	(105,651)
Dividend payable as of period end and paid in the following period	24,842	22,832
Total distributions accrued or paid to common stockholders	$303,004	$283,056
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

The income tax provision for Main Street is generally composed of (i) deferred tax expense, which is primarily the result of the net activity relating to the portfolio investments held in the Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation or depreciation and other temporary book tax differences, and (ii) current tax expense, which is primarily the result of current U.S. federal income and state taxes relating to net currently taxable activity relating to the portfolio investments held in the Taxable Subsidiaries and excise taxes on Main Street’s estimated undistributed taxable income. The income tax expense, or benefit, and the related tax assets and liabilities generated by the Taxable Subsidiaries, if any, are reflected in Main Street’s Consolidated Statements of Operations. Main Street’s provision for income taxes was comprised of the following for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)
Net investment income taxes
Current tax expense (benefit):
Federal	$174	$—	$(54)	$—
State and other	279	1,121	1,338	2,268
Excise	303	838	1,343	2,997
Total current tax expense	756	1,959	2,627	5,265

Deferred tax expense (benefit):
Federal	974	864	6,434	6,334
State and other	7	154	(587)	442
Total deferred tax expense	981	1,018	5,847	6,776

Total net investment income tax provision	$1,737	$2,977	$8,474	$12,041

Investment valuation related taxes
Current tax expense (benefit):
Federal	$(337)	$2,578	$—	$6,969
Total current tax expense (benefit)	(337)	2,578	—	6,969

Deferred tax expense (benefit):
Federal	6,987	3,774	15,615	3,702
State and other	1,021	389	2,823	(1,352)
Total deferred tax expense	8,008	4,163	18,438	2,350

Total investment valuation related income tax provision	$7,671	$6,741	$18,438	$9,319

Total income tax provision	$9,408	$9,718	$26,912	$21,360
The net deferred tax liability as of September 30, 2026 and December 31, 2025 was $133.2 million and $109.0 million, respectively, with the change primarily related to changes in net unrealized appreciation or depreciation, changes in loss carryforwards and other temporary book-tax differences relating to portfolio investments held by the Taxable Subsidiaries. As of September 30, 2026, for U.S. federal income tax purposes, the Taxable Subsidiaries had a net operating loss carryforward, which is not subject to expiration and will carry forward indefinitely until utilized. Additionally, the Taxable Subsidiaries have interest expense limitation carryforwards which have an indefinite carryforward period. As of September 30, 2026, for U.S. federal income tax purposes, MSCC had net capital loss carryforwards totaling $42.0 million available to offset future capital gains at the RIC level in any taxable year, to the extent available and permitted by U.S. federal income tax law, which are not subject to expiration as long as MSCC maintains its RIC status.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

NOTE H — COMMON STOCK
Main Street maintains a program with certain selling agents through which it can sell up to 20,000,000 shares of its common stock by means of at-the-market offerings from time to time (the “ATM Program”). During the nine months ended September 30, 2026, Main Street sold 2,987,964 shares of its common stock at a weighted-average price of $55.42 per share and raised $165.6 million of gross proceeds under the ATM Program, or net proceeds of $163.6 million after commissions to the selling agents on shares sold and offering costs. As of September 30, 2026, sales transactions representing 1,353 shares had not settled and thus were not issued and not included in shares issued and outstanding on the face of the Consolidated Balance Sheets, but are included as outstanding on the Consolidated Statement of Changes in Net Assets, in the weighted-average shares outstanding in the Consolidated Statements of Operations and in the shares used to calculate the NAV per share. As of September 30, 2026, 16,542,975 shares remained available for sale under the ATM Program.
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
Summarized DRIP information for the nine months ended September 30, 2026 and 2025 is as follows:

	Nine Months Ended September 30,
	2026	2025

	(dollars in thousands)
DRIP participation	$30,481	$28,052
Shares issued for DRIP	553,827	471,425

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
Main Street’s Board of Directors approves the issuance of shares of restricted stock to Main Street employees pursuant to the Main Street Capital Corporation 2022 Equity and Incentive Plan (the “Equity and Incentive Plan”). These shares generally vest over a three-year or five-year period from the grant date. The fair value is expensed over the service period, starting on the grant date. A summary of the restricted stock issuances approved by Main Street’s Board of Directors under the Equity and Incentive Plan, net of shares forfeited, if any, and the remaining shares of restricted stock available for issuance as of September 30, 2026, is as follows:

Restricted stock authorized under the plan	5,000,000
Less net restricted stock granted	(1,995,315)
Restricted stock available for issuance as of September 30, 2026	3,004,685

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Main Street’s Board of Directors approves the issuance of shares of restricted stock to Main Street non-employee directors pursuant to the Main Street Capital Corporation 2022 Non-Employee Director Restricted Stock Plan. These shares are granted upon appointment or election of non-employee directors to the board and vest on the day immediately preceding the annual meeting of stockholders following the respective grant date and are expensed over such service period. A summary of the restricted stock issuances approved by Main Street’s Board of Directors under the 2022 Non-Employee Director Restricted Stock Plan, net of shares forfeited, if any, and the remaining shares of restricted stock available for issuance as of September 30, 2026, is as follows:

Restricted stock authorized under the plan	300,000
Less net restricted stock granted	(17,683)
Restricted stock available for issuance as of September 30, 2026	282,317
For the three months ended September 30, 2026 and 2025, Main Street recognized total share-based compensation expense of $5.9 million and $5.4 million, respectively, related to the restricted stock issued to Main Street employees and non-employee directors. For the nine months ended September 30, 2026 and 2025, Main Street recognized total share-based compensation expense of $16.8 million and $15.7 million, respectively, related to the restricted stock issued to Main Street employees and non-employee directors.
Summarized restricted stock award activity for the nine months ended September 30, 2026 is as follows:

	Nine Months Ended September 30, 2026
	Number	Weighted-Average Grant-Date Fair Value
Restricted Stock Awards:	of Shares	(per share)
Non-vested, December 31, 2025	995,208	$50.15
Granted (1)	548,027	52.29
Vested (1)(2)	(441,404)	47.43
Forfeited	(24,846)	51.26
Non-vested, September 30, 2026	1,076,985	$52.33
Aggregate intrinsic value as of September 30, 2026 (in thousands) (3)	$59,288
___________________________
(1)Restricted shares generally vest over a three-year or five-year period from the grant date (as noted above).
(2)Vested shares included 169,445 shares withheld for payroll taxes paid on behalf of employees.
(3)Aggregate intrinsic value is the product of total non-vested restricted shares as of September 30, 2026 and $55.05 per share, the closing price of Main Street’s common stock on September 30, 2026.
As of September 30, 2026, there was $44.7 million of total unrecognized compensation expense related to Main Street’s non-vested restricted shares. This compensation expense is expected to be recognized over a remaining weighted-average period of 2.7 years as of September 30, 2026.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

NOTE K — COMMITMENTS AND CONTINGENCIES
As of September 30, 2026, Main Street had the following outstanding commitments (in thousands):

Investments with equity capital commitments that have not yet funded:	September 30, 2026

Brightwood Capital Fund III, LP	$65

EnCap Equity - Fund XII, LP	2,756

Harris Preston Fund Investments
HPEP 5, L.P.	9,000
HPEP 4, L.P.	4,456
HPEP 3, L.P.	1,308
423 AER II, LP	59
2717 HPP-MS, LP	44
14,867

MS Private Loan Fund II, LP	2,250

UnionRock Energy Fund Investments
UnionRock Energy Fund III, LP	3,550
UnionRock Energy Fund II, LP	2,498
6,048

Total Equity Commitments (1)(2)	$25,986

Investments with commitments to fund revolving loans that have not been fully drawn or term loans with additional commitments not yet funded:

Horwitz Holdings, LLC	$39,921
CRC Evans USA Bidco, Inc.	38,167
MSC Income Fund, Inc.	30,000
Mission Critical Group	20,483
Nexus Power Enterprises, LLC	19,200
WECS Group, LLC	18,000
Creative Foam Corporation	15,375
Auria Space, LLC	11,401
MS Private Loan Fund II, LP	10,000
Richardson Sales Solutions	7,806
South Coast Terminals Holdings, LLC	7,160
TEC Services, LLC	6,467
AVEX Aviation Holdings, LLC	6,309
ZRG Partners, LLC	5,558
Resodyn, LLC	5,266
SI East, LLC	5,250
Airo Purchaser, Inc.	5,125

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

GradeEight Corp.	5,016
Hornblower Sub, LLC	4,865
Rug Doctor, LLC.	4,725
Winter Services LLC	4,667
PavCon LLC	4,650
Direct Marketing Solutions, Inc.	4,250
Hawk Ridge Systems, LLC	4,105
UBM AcquireCo LLC	4,000
Chamberlin Holding LLC	4,000
CGMS Parent LLC	4,000
Infinity X1 Holdings, LLC	4,000
Pro-Max Restoration & Paint, LLC	3,607
Microbe Formulas, LLC	3,601
Victory Energy Operations, LLC	3,446
IG Investor, LLC	3,200
AGS American Glass Services Acquisition, LLC	3,005
KMS, LLC	2,714
Career Team Holdings, LLC	2,700
MS Private Loan Fund I, LP	2,690
Nearshore AcquireCo, LLC	2,500
IG Parent Corporation	2,454
Shift Transit ParentCo, LP	2,250
CQ Fluency, LLC	2,250
Revenue Recovery Holdings, LLC	2,000
FRG AcquireCo, LLC	2,000
Coregistics Buyer LLC	1,908
Garyline, LLC	1,879
Computer Data Source, LLC	1,750
Iron-Main Investments, LLC	1,600
Pinnacle TopCo, LLC	1,600
Colonial Electric Company LLC	1,600
Bond Brand Loyalty ULC	1,284
Watterson Brands, LLC	1,207
Clad-Rex Steel, LLC	1,200
Legacy Swim Group	1,195
B-O-F Corporation	1,161
Insight Borrower Corporation	1,111
Escalent, Inc.	1,034
American Health Staffing Group, Inc.	1,000
ATS Operating, LLC	900
Titan Meter Midco Corp.	756
Invincible Boat Company, LLC.	622
SPAU Holdings, LLC	511
Jensen Jewelers of Idaho, LLC	500
MCT Purchaserco Holding Inc.	311

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

GULF PACIFIC ACQUISITION, LLC	252
Obra Capital, Inc.	148
Implus Footcare, LLC	116
AAC Holdings, Inc.	106
Wash & Wax Systems LLC	80
Adams Publishing Group, LLC	2

Total Loan Commitments	$362,016

Total Commitments	$388,002
As of December 31, 2025, Main Street had the following outstanding commitments (in thousands):

Investments with equity capital commitments that have not yet funded:	December 31, 2025

Brightwood Capital Fund Investments
Brightwood Capital Fund V, LP	$100
Brightwood Capital Fund III, LP	65
165

EnCap Equity - Fund XII, LP	3,672

Harris Preston Fund Investments
HPEP 4, L.P.	5,742
HPEP 3, L.P.	1,308
423 AER II, LP	147
2717 HPP-MS, LP	44
7,241

MS Private Loan Fund II, LP	4,500

UnionRock Energy Fund Investments
UnionRock Energy Fund III, LP	4,782
UnionRock Energy Fund II, LP	2,751
7,533

Total Equity Commitments (1)(2)	$23,111

Investments with commitments to fund revolving loans that have not been fully drawn or term loans with additional commitments not yet funded:

Royal Cup Inc.	$76,143
Auria Space, LLC	72,205
CRC Evans USA Bidco, Inc.	31,328
Mission Critical Group	24,343
TEC Services, LLC	16,167

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Creative Foam Corporation	15,375
ZRG Partners, LLC	12,559
MS Private Loan Fund II, LP	10,000
Core Transformers	9,404
Flame King Holdings, LLC	8,000
Airo Purchaser, Inc.	7,884
South Coast Terminals Holdings, LLC	7,160
Richardson Sales Solutions	6,453
AVEX Aviation Holdings, LLC	6,309
AGS American Glass Services Acquisition, LLC	5,360
BP Loenbro Holdings Inc.	5,332
MCT Purchaserco Holding Inc.	5,295
SI East, LLC	5,250
Garyline, LLC	5,082
GradeEight Corp.	5,004
Gulf Manufacturing, LLC	5,000
Electro Technical Industries, LLC	4,588
Cody Pools, Inc.	4,214
UBM AcquireCo LLC	4,000
Chamberlin Holding LLC	4,000
CGMS Parent LLC	4,000
Microbe Formulas, LLC	3,601
SPAU Holdings, LLC	3,194
MS Private Loan Fund I, LP	3,000
KMS, LLC	2,714
Career Team Holdings, LLC	2,700
Bettercloud, Inc.	2,594
Victory Energy Operations, LLC	2,585
IG Parent Corporation	2,500
Nearshore AcquireCo, LLC	2,500
Centre Technologies Holdings, LLC	2,400
IG Investor, LLC	2,400
CQ Fluency, LLC	2,250
Titan Meter Midco Corp.	2,159
Bluestem Brands, Inc.	2,154
FRG AcquireCo, LLC	2,000
Revenue Recovery Holdings, LLC	2,000
Coregistics Buyer LLC	1,908
Rug Doctor, LLC.	1,904
CenterPeak Holdings, LLC	1,800
Pinnacle TopCo, LLC	1,600
Colonial Electric Company LLC	1,600
Trantech Radiator Topco, LLC	1,600
Winter Services LLC	1,556
Behavior Development Group Holdings	1,500

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Escalent, Inc.	1,326
Gamber-Johnson Holdings, LLC	1,200
Clad-Rex Steel, LLC	1,200
B-O-F Corporation	1,161
Insight Borrower Corporation	1,132
Channel Partners Intermediateco, LLC	1,036
American Health Staffing Group, Inc.	1,000
RFG AcquireCo, LLC	1,000
Bond Brand Loyalty ULC	856
ATS Operating, LLC	540
AAC Holdings, Inc.	527
ArborWorks, LLC	510
Jensen Jewelers of Idaho, LLC	500
RA Outdoors LLC	453
Roof Opco, LLC	311
Mini Melts of America, LLC	299
Implus Footcare, LLC	176
Wash & Wax Systems LLC	161
GULF PACIFIC ACQUISITION, LLC	151
Obra Capital, Inc.	148
Hornblower Sub, LLC	112
Invincible Boat Company, LLC.	104

Total Loan Commitments	$428,577

Total Commitments	$451,688
___________________________
(1)As of September 30, 2026 and December 31, 2025, this table excludes commitments related to three and four additional Other Portfolio investments, respectively, for which the investment period has expired and the remaining commitments may only be drawn to pay fund expenses. The Company does not expect any material capital to be called on its commitment to these investments in the future and as a result has excluded those commitments from this table.
(2)As of September 30, 2026 and December 31, 2025, this table excludes commitments related to four and five additional Other Portfolio investments, respectively, for which the investment period has expired and the remaining commitments may only be drawn to pay fund expenses or for follow-on investments in existing portfolio companies. The Company does not expect any material capital to be called in the future on its commitment to these investments to pay fund expenses, and based on representations from the fund manager, the Company does not expect any further capital will be called on its commitment for follow-on investments. As a result, the Company has excluded those commitments from this table.
Main Street will fund its unfunded commitments from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under the Credit Facilities). Main Street follows a process to manage its liquidity and ensure that it has available capital to fund its unfunded commitments as necessary. The Company had no unrealized appreciation or depreciation on the outstanding unfunded commitments as of September 30, 2026 or December 31, 2025.

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
NOTE L — RELATED PARTY TRANSACTIONS
As discussed further in Note D — External Investment Manager, the External Investment Manager is treated as a wholly-owned portfolio company of Main Street and is included as part of Main Street’s Investment Portfolio. As of September 30, 2026, Main Street had a receivable of $11.5 million due from the External Investment Manager, which included (i) $8.9 million related primarily to operating expenses incurred by Main Street as required to support the External Investment Manager’s business and amounts due from the External Investment Manager to Main Street under a tax sharing agreement (see further discussion in Note D — External Investment Manager) and (ii) $2.6 million of dividends declared but not paid by the External Investment Manager. MSCC has entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for the External Investment Manager’s relationship with MSC Income and its other clients (see further discussion in Note A.1. — Organization and Basis of Presentation — Organization and Note D — External Investment Manager).
From time to time, Main Street may make investments in clients of the External Investment Manager in the form of debt or equity capital on terms approved by Main Street’s Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act, of Main Street.
In August 2026, Main Street entered into a share purchase plan (the “MSIF Purchase Plan”) to purchase up to $20.0 million of shares of MSC Income’s common stock in the open market for a period beginning in September 2026 and ending in February 2027 at times when the market price per share of MSC Income’s common stock is trading below the most recently reported NAV per share of the common stock by certain pre-determined levels. The purchases of shares of MSC Income common stock pursuant to the MSIF Purchase Plan are intended to satisfy the conditions of Rule 10b5-1 and Rule 10b-18 under the Exchange Act and will otherwise be subject to applicable law, including Regulation M, which may prohibit purchases under certain circumstances. MSC Income also entered into a share repurchase plan to purchase up to $20.0 million of shares of its common stock, with the terms and conditions substantially similar between the MSIF Purchase Plan and MSC Income’s share repurchase plan, and daily purchases under the two plans, if any, are expected to be split pro rata (or as close thereto as reasonably possible) between Main Street and MSC Income based on the respective plan sizes.
A summary of Main Street’s purchases of shares of MSC Income’s common stock, each of which was purchased pursuant to the MSIF Purchase Plan, during the three months ended September 30, 2026 is as follows:

Period	Total number of shares purchased	Average price paid per share (1)	Total cost (1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)

(in thousands, except shares and per share amounts)
July 1 through July 31, 2026 (3)	N/A	N/A	N/A	N/A	N/A
August 1 through August 31, 2026 (3)	N/A	N/A	N/A	N/A	N/A
September 1 through September 30, 2026	53,777	$12.47	$670	53,777	$17,345
___________________________
(1)Includes broker commissions.
(2)Excludes the dollar value of shares authorized for purchase under the MSIF Purchase Plan that expired without being utilized because the plan’s parameters were not met.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

(3)The MSIF Purchase Plan was entered into in August 2026, and the broker was not authorized to begin purchases under the plan until September 2026. Accordingly, no purchases were made under the MSIF Purchase Plan during July or August 2026.
As of September 30, 2026, Main Street owned 2,078,997 shares of MSC Income’s common stock. Each of Main Street’s purchases of MSC Income common stock, either individually or through approval of a purchase plan, was unanimously approved by the Board of Directors and MSC Income’s board of directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act, of Main Street, MSC Income or the External Investment Manager.
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
In the first quarter of 2026, Main Street provided MSC Income with a revolving line of credit pursuant to an Unsecured Revolving Promissory Note (as amended, restated or otherwise modified, the “MSIF Note”), which currently provides for borrowings up to $30.0 million. Borrowings under the MSIF Note bear interest at a rate of SOFR plus 4.5%, subject to a 2.0% SOFR floor and mature in December 2029. Available borrowings under the MSIF Note are subject to a 0.25% non-use fee. The borrowings under the MSIF Note are unsecured. The MSIF Note was unanimously approved by the Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act, of Main Street. As of September 30, 2026, there were no borrowings outstanding under the MSIF Note.
In December 2020, the External Investment Manager entered into an investment management agreement with Private Loan Fund I to provide investment advisory and management services in exchange for an asset-based fee and certain incentive fees. Private Loan Fund I is a private investment fund exempt from registration under the 1940 Act that co-invests with Main Street in Main Street’s Private Loan investment strategy. In connection with Private Loan Fund I’s initial closing in December 2020, Main Street committed to contribute up to $10.0 million as a limited partner and is entitled to distributions on such interest. In February 2022, Main Street increased its total commitment to Private Loan Fund I from $10.0 million to $15.0 million. In addition, certain of Main Street’s officers and employees (and certain of their immediate family members) have made capital commitments to Private Loan Fund I as limited partners and therefore have direct pecuniary interests in Private Loan Fund I. As of September 30, 2026, Main Street had funded the entire $15.0 million of its limited partner commitment. Main Street’s limited partner commitment to Private Loan Fund I was unanimously approved by the Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act, of Main Street.
In March 2022, Main Street provided Private Loan Fund I with a revolving line of credit pursuant to a Secured Revolving Promissory Note (as amended, restated or otherwise modified, the “PL Fund 2022 Note”), which currently provides for borrowings up to $20.0 million. Borrowings under the PL Fund 2022 Note bear interest at a rate of SOFR plus 3.0%, subject to a 2.0% SOFR floor, can be advanced through March 2031 and mature in March 2031. Available borrowings under the PL Fund 2022 Note are subject to a 0.25% non-use fee. The borrowings under the PL Fund 2022 Note are collateralized by all assets of Private Loan Fund I (other than the assets of its special purpose vehicle financing subsidiary). The PL Fund 2022 Note was unanimously approved by Main Street’s Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act, of Main Street. As of September 30, 2026, there were $17.3 million of borrowings outstanding under the PL Fund 2022 Note.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

In September 2023, the External Investment Manager entered into an investment management agreement with Private Loan Fund II to provide investment advisory and management services in exchange for an asset-based fee and certain incentive fees. Private Loan Fund II is a private investment fund exempt from registration under the 1940 Act that co-invests with Main Street in Main Street’s Private Loan investment strategy. In connection with Private Loan Fund II’s initial closing in September 2023, Main Street committed to contribute up to $15.0 million (limited to 20% of total commitments) as a limited partner and is entitled to distributions on such interest. In addition, certain of Main Street’s officers and employees (and certain of their immediate family members) have made capital commitments to Private Loan Fund II as limited partners and therefore have direct pecuniary interests in Private Loan Fund II. As of September 30, 2026, Main Street has funded $12.8 million of its limited partner commitment and Main Street’s unfunded commitment was $2.3 million. Main Street’s limited partner commitment to Private Loan Fund II was unanimously approved by the Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act, of Main Street.
In November 2024, Main Street provided Private Loan Fund II with a revolving line of credit pursuant to a Secured Revolving Promissory Note (as amended, restated or otherwise modified, the “PL Fund II 2024 Note”), which currently provides for borrowings up to $10.0 million. Borrowings under the PL Fund II 2024 Note bear interest at a rate of SOFR plus 3.0%, subject to a 2.0% SOFR floor, and mature on the date upon which Private Loan Fund II’s investment period concludes, which is scheduled to occur in June 2029. Available borrowings under the PL Fund II 2024 Note are subject to a 0.25% non-use fee. The borrowings under the PL Fund II 2024 Note are collateralized by all assets of Private Loan Fund II (other than the assets of its special purpose vehicle financing subsidiary). The PL Fund II 2024 Note was unanimously approved by Main Street’s Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act, of Main Street. As of September 30, 2026, there were no borrowings outstanding under the PL Fund II 2024 Note.
As described in Note B.9. — Summary of Significant Accounting Policies — Deferred Compensation Plan, participants in the Deferred Compensation Plan elect one or more investment options, including phantom Main Street stock units, interests in affiliated funds and various mutual funds, where their deferred amounts are notionally invested pending distribution pursuant to participant elections and plan terms. As of September 30, 2026, $35.7 million of directors’ fees and employee compensation, plus net unrealized gains and losses and investment income, and minus previous distributions, was deferred under the Deferred Compensation Plan. As of September 30, 2026, $11.8 million was deferred into phantom Main Street stock units, representing 213,818 shares of Main Street’s common stock. In addition, as of September 30, 2026, the Company had $23.9 million of funded investments from deferred compensation in trust, including $2.2 million in Private Loan Fund I and $6.4 million in Private Loan Fund II.
NOTE M — SUBSEQUENT EVENTS
The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements, and identified the following to report:
In October 2026, Main Street issued $500.0 million in aggregate principal amount of 6.55% unsecured notes due January 15, 2030 (the “January 2030 Notes”) at an issue price of 99.258%. The January 2030 Notes may be redeemed in whole or in part at any time at Main Street’s option subject to certain make-whole provisions.
In November 2026, Main Street declared a supplemental dividend of $0.30 per share payable in December 2026. This supplemental dividend is in addition to the previously announced regular monthly dividends that Main Street declared of $0.265 per share for each month of October, November and December 2026, or total regular monthly dividends of $0.795 per share for the fourth quarter of 2026, resulting in total dividends declared for the fourth quarter of 2026 of $1.095 per share.
In November 2026, Main Street also declared regular monthly dividends of $0.27 per share for each month of January, February and March of 2027. These regular monthly dividends equal a total of $0.81 per share for the first quarter of 2027, representing a 3.8% increase from the regular monthly dividends paid in the first quarter of 2026. Including the regular monthly and supplemental dividends declared through the first quarter of 2027, Main Street will have paid $52.315 per share in cumulative dividends since its October 2007 initial public offering.

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments in and Advances to Affiliates
September 30, 2026
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2025 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	September 30, 2026 Fair Value (13)
Majority-Owned Investments
Analytical Systems Keco Holdings, LLC	13.25%				Secured Debt	(8)	$—	$—	$381	$3,860	$9	$253	$3,616
					Preferred Member Units	(8)	—	400	—	120	400	—	520
					Preferred Member Units	(8)	—	80	—	6,030	80	—	6,110
					Warrants	(8)	—	—	—	—	—	—	—
BDB Holdings, LLC					Preferred Equity	(7)	—	(7,450)	—	12,640	—	7,450	5,190
	12.00%				Secured Debt	(7)	—	—	224	1,773	1,839	—	3,612
Bettercloud, Inc.		SF+	10.77%		Secured Debt	(6)	—	—	310	6,017	2,307	8,324	—
					Common Equity	(6)	(5,704)	1,200	—	15,690	1,200	16,890	—
Brewer Crane Holdings, LLC	13.79%	SF+	10.00%		Secured Debt	(9)	—	35	534	5,016	40	—	5,056
					Preferred Member Units	(9)	—	(410)	90	3,460	—	410	3,050
	15.00%			15.00%	Preferred Member Units	(9)	—	—	45	336	37	—	373
California Splendor Holdings LLC	14.00%				Secured Debt	(9)	—	138	2,746	25,638	145	—	25,783
					Secured Debt	(9)	—	—	3	(11)	3	—	(8)
					Preferred Member Units	(9)	—	1,840	—	12,801	1,840	—	14,641
	15.00%			15.00%	Preferred Member Units	(9)	—	—	1,726	12,569	4,725	—	17,294
Clad-Rex Steel, LLC					Secured Debt (12)	(5)	—	—	12	—	—	—	—
	9.00%				Secured Debt	(5)	—	(20)	688	9,480	20	1,156	8,344
	10.00%				Secured Debt	(5)	—	(1)	69	929	1	37	893
					Member Units	(5)	—	1,150	929	14,120	1,150	—	15,270
					Member Units	(5)	—	240	—	1,270	240	—	1,510
Cody Pools, Inc.	13.50%				Secured Debt	(8)	—	(4)	181	—	6,747	2,533	4,214
	13.50%				Secured Debt	(8)	—	(104)	3,396	34,901	104	1,387	33,618
					Preferred Member Units	(8)	—	(3,900)	847	65,060	—	3,900	61,160
CompareNetworks Topco, LLC	14.79%	SF+	11.00%		Secured Debt	(9)	—	(58)	452	4,031	3	95	3,939
					Preferred Member Units	(9)	—	(4,480)	—	7,650	—	4,480	3,170
Compass Systems & Sales, LLC					Secured Debt	(5)	—	—	4	(15)	4	—	(11)
	13.50%				Secured Debt	(5)	—	139	1,680	16,961	175	2,200	14,936
					Preferred Equity	(5)	—	274	180	7,180	662	—	7,842
Cybermedia Technologies, LLC					Secured Debt	(6)	—	—	8	—	—	—	—
	13.00%				Secured Debt	(6)	—	(250)	2,654	27,076	45	1,375	25,746
					Preferred Member Units	(6)	—	—	188	—	—	—	—
					Preferred Equity	(6)	—	(600)	—	6,340	—	600	5,740
Datacom, LLC	10.00%				Secured Debt	(8)	—	—	64	675	712	239	1,148
	10.00%				Secured Debt	(8)	—	(2,365)	587	4,169	—	2,467	1,702
					Preferred Member Units	(8)	—	—	—	—	—	—	—
Direct Marketing Solutions, Inc.					Secured Debt (12)	(9)	—	24	148	1,785	1,615	3,400	—
					Secured Debt	(9)	—	(3)	281	23,082	—	23,082	—
	14.00%				Secured Debt	(9)	—	300	4,840	—	43,857	670	43,187
					Preferred Stock	(9)	—	10,688	8	19,760	15,488	160	35,088
Gamber-Johnson Holdings, LLC	11.19%	SF+	7.50%		Secured Debt	(5)	—	—	108	—	1,600	—	1,600
	11.19%	SF+	7.50%		Secured Debt	(5)	—	(15)	6,469	70,526	4,455	15	74,966
					Member Units	(5)	—	7,260	3,399	113,810	7,260	—	121,070
					Member Units	(5)	—	—	—	396	—	92	304

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
September 30, 2026
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2025 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	September 30, 2026 Fair Value (13)
Garreco, LLC					Member Units	(8)	—	(560)	—	1,830	—	560	1,270
GRT Rubber Technologies LLC	9.79%	SF+	6.00%		Secured Debt	(8)	—	(3)	236	3,146	3	3	3,146
	11.79%	SF+	8.00%		Secured Debt	(8)	—	(35)	3,657	40,493	35	35	40,493
					Member Units	(8)	—	(6,180)	1,779	46,360	—	6,180	40,180
IG Investor, LLC	13.00%				Secured Debt (12)	(6)	—	(6)	116	1,600	6	806	800
	13.00%				Secured Debt	(6)	—	(63)	3,370	35,064	63	3,263	31,864
					Common Equity	(6)	—	7,040	—	28,030	7,040	—	35,070
Jensen Jewelers of Idaho, LLC		P+	6.75%		Secured Debt (12)	(9)	—	—	—	—	—	—	—
	13.50%	P+	6.75%		Secured Debt	(9)	—	—	32	878	—	490	388
					Member Units	(9)	—	730	971	11,540	730	—	12,270
Kickhaefer Manufacturing Company, LLC	11.50%				Secured Debt	(5)	—	99	962	10,195	12,309	10,995	11,509
	9.00%				Secured Debt	(5)	—	30	264	3,878	32	40	3,870
					Preferred Equity	(5)	—	4,560	591	17,180	4,560	—	21,740
					Member Units	(5)	—	60	54	4,190	60	—	4,250
MSC Adviser I, LLC					Member Units	(8)	—	(32,320)	7,527	255,020	—	32,320	222,700
NRP Jones, LLC					Secured Debt	(5)	(1,250)	1,687	—	474	1,688	2,162	—
					Member Units	(5)	(3,823)	3,823	—	—	3,823	3,823	—
					Member Units	(5)	(114)	114	—	—	114	114	—
					Preferred Equity	(5)	(482)	482	—	—	482	482	—
					Common Equity	(5)	—	—	65	928	—	—	928
OMi Topco, LLC	12.00%				Secured Debt	(8)	—	(8)	2,647	29,000	8	8	29,000
					Member Units	(8)	—	1,720	9,249	77,900	1,720	—	79,620
Principle Environmental, LLC					Secured Debt	(8)	—	(17)	391	4,897	—	4,897	—
	13.00%				Secured Debt	(8)	—	62	138	—	6,397	—	6,397
					Preferred Member Units	(8)	—	(1,070)	3,108	15,740	—	1,070	14,670
					Common Stock	(8)	—	(50)	—	750	—	50	700
Quality Lease Service, LLC					Member Units	(7)	248	54	—	460	302	285	477
Robbins Bros. Jewelry, Inc.					Secured Debt	(9)	—	—	123	(62)	—	17	(79)
	12.50%			10.00%	Secured Debt	(9)	—	99	—	14,029	—	543	13,486
					Preferred Equity	(9)	—	—	—	—	—	—	—
Trantech Radiator Topco, LLC	11.50%				Secured Debt	(7)	—	—	98	—	1,600	—	1,600
					Secured Debt	(7)	—	(41)	240	9,000	—	9,000	—
	13.50%				Secured Debt	(7)	—	198	2,780	—	31,280	—	31,280
					Common Stock	(7)	—	12,414	511	14,920	13,780	—	28,700
					Common Equity	(7)	—	—	—	696	—	—	696
	9.00%				Secured Debt	(7)	—	(3)	142	2,040	3	3	2,040
	9.00%				Secured Debt	(7)	—	6	102	—	2,100	—	2,100
	9.00%				Secured Debt	(7)	—	1	20	—	400	—	400
Victory Energy Operations, LLC					Secured Debt (12)	(8)	—	—	198	836	2,589	3,446	(21)
	13.00%				Secured Debt	(8)	—	—	4,836	47,889	82	1,723	46,248
					Preferred Equity	(8)	—	2,940	462	23,380	2,940	—	26,320
Volusion, LLC					Secured Debt	(8)	—	—	142	2,100	—	2,100	—
					Preferred Member Units	(8)	(14,000)	14,000	—	—	14,000	14,000	—
					Preferred Member Units	(8)	1,586	(1,080)	—	2,910	1,586	4,496	—

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
September 30, 2026
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2025 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	September 30, 2026 Fair Value (13)
					Common Stock	(8)	(2,576)	2,576	—	—	2,576	2,576	—
Ziegler’s NYPD, LLC	12.00%				Secured Debt	(8)	—	—	20	150	350	—	500
	12.00%				Secured Debt	(8)	—	(575)	159	1,687	—	575	1,112
					Preferred Member Units	(8)	—	(50)	—	50	—	50	—
Other Controlled Investments
American Nuts, LLC					Preferred Equity	(9)	$—	$(470)	$—	$4,250	$—	$470	$3,780
	12.38%	SF+	8.50%	12.38%	Secured Debt	(9)	—	(67)	788	8,161	787	67	8,881
	12.38%	SF+	8.50%	12.38%	Secured Debt	(9)	—	287	788	6,582	1,075	—	7,657
	12.38%	SF+	8.50%	12.38%	Secured Debt	(9)	—	—	20	—	331	—	331
ASC Interests, LLC					Secured Debt	(8)	—	—	10	400	—	400	—
					Secured Debt	(8)	—	30	37	1,502	31	1,533	—
					Preferred Member Units	(8)	(88)	178	—	—	178	178	—
					Member Units	(8)	(1,500)	1,500	—	—	1,500	1,500	—
Batjer TopCo, LLC					Secured Debt	(8)	—	(1)	4	—	271	271	—
	10.00%				Secured Debt	(8)	—	(15)	760	9,945	16	353	9,608
					Preferred Stock	(8)	—	750	951	8,750	750	—	9,500
Bolder Panther Group, LLC	12.00%	SF+	8.31%		Secured Debt	(9)	—	(99)	9,333	101,046	99	99	101,046
	8.00%				Class B Preferred Member Units	(9)	—	910	2,401	31,190	910	—	32,100
					Secured Debt	(9)	—	—	37	—	—	—	—
Bridge Capital Solutions Corporation					Preferred Member Units	(6)	—	—	—	—	—	—	—
					Warrants	(6)	—	—	—	—	—	—	—
					Warrants	(6)	—	—	—	—	—	—	—
CBT Nuggets, LLC					Member Units	(9)	—	(9,030)	825	47,930	—	9,030	38,900
Centre Technologies Holdings, LLC		SF+	8.00%		Secured Debt	(8)	—	—	8	—	240	240	—
		SF+	8.00%		Secured Debt	(8)	—	(26)	1,409	24,085	6,826	30,911	—
					Preferred Member Units	(8)	46,401	(36,324)	2,441	42,710	46,401	89,111	—
Chamberlin Holding LLC		SF+	6.00%		Secured Debt (12)	(8)	—	(9)	26	—	9	9	—
	11.86%	SF+	8.00%		Secured Debt	(8)	—	(60)	3,787	42,020	60	860	41,220
					Member Units	(8)	—	12,530	4,467	35,530	12,530	—	48,060
					Member Units	(8)	—	20	69	4,170	20	—	4,190
Charps, LLC	14.00%				Unsecured Debt	(5)	—	(78)	674	5,694	78	78	5,694
					Preferred Member Units	(5)	—	(1,310)	500	16,020	—	1,310	14,710
Colonial Electric Company LLC					Secured Debt (12)	(6)	—	—	6	—	—	—	—
	9.00%				Secured Debt	(6)	—	65	631	8,779	—	—	8,779
					Preferred Member Units	(6)	—	8,060	3,755	16,830	8,060	—	24,890
Computer Data Source, LLC		SF+	10.25%		Secured Debt	(6)	(3,281)	406	—	8,394	—	8,394	—
					Secured Debt	(6)	—	—	49	—	—	—	—
		SF+	10.25%		Secured Debt	(6)	(8,006)	1,015	—	20,352	—	20,352	—
					Member Units	(6)	—	—	—	—	15,640	—	15,640
		SF+	5.50%		Secured Debt (12)	(6)	—	—	—	—	—	—	—
	10.00%	SF+	5.50%	10.00%	Secured Debt	(6)	—	—	—	—	5,000	—	5,000
Copper Trail Fund Investments					LP Interests (CTMH, LP)	(9)	—	65	—	390	65	75	380
Digital Products Holdings LLC	13.69%	SF+	10.00%		Secured Debt	(5)	—	606	1,229	11,338	567	660	11,245

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
September 30, 2026
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2025 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	September 30, 2026 Fair Value (13)
					Preferred Member Units	(5)	—	—	150	9,835	—	—	9,835
Doral Holdings, LLC					Preferred Equity	(5)	—	19,990	1,650	15,740	19,990	—	35,730
	11.00%				Secured Debt	(5)	—	148	2,182	26,270	230	6,000	20,500
Elgin AcquireCo, LLC		SF+	6.00%		Secured Debt	(5)	—	—	6	(3)	1	—	(2)
	12.00%				Secured Debt	(5)	—	(62)	1,543	16,719	26	179	16,566
	9.00%				Secured Debt	(5)	—	—	420	6,156	3	43	6,116
					Common Stock	(5)	—	(970)	—	5,050	—	970	4,080
					Common Stock	(5)	—	210	—	3,270	210	—	3,480
Flame King Holdings, LLC					Preferred Equity	(9)	—	(1,860)	2,729	54,630	—	1,860	52,770
	11.00%				Secured Debt	(9)	—	(97)	6,050	66,000	97	97	66,000
					Common Equity	(9)	—	(58)	131	—	3,929	58	3,871
Harris Preston Fund Investments					LP Interests (2717 MH, L.P.)	(8)	671	(561)	—	1,795	670	1,332	1,133
					LP Interests (2717 HPP-MS, L.P.) (12)	(8)	—	(375)	282	447	—	375	72
					LP Interests (2717 GRE-LP, L.P.)	(8)	—	75	—	441	75	—	516
					LP Interests (423 COR, L.P.)	(8)	—	(462)	—	5,244	—	462	4,782
Harrison Hydra-Gen, Ltd.					Common Stock	(8)	—	(440)	—	7,080	—	440	6,640
JorVet Holdings, LLC	12.00%				Secured Debt	(9)	—	—	2,155	23,263	35	348	22,950
					Preferred Equity	(9)	—	3,830	603	10,990	3,830	—	14,820
JTI Electrical & Mechanical, LLC	9.89%	SF+	6.00%	9.89%	Secured Debt	(9)	—	(23,012)	—	36,429	—	23,013	13,416
	15.00%			15.00%	Secured Debt	(9)	—	(939)	—	939	—	939	—
		SF+	5.00%		Secured Debt	(9)	(6,529)	—	—	6,316	—	6,316	—
					Common Equity	(9)	—	—	—	—	1,069	—	1,069
KBK Industries, LLC					Member Units	(5)	17,327	(17,396)	1,603	18,180	17,326	35,506	—
					Secured Debt	(5)	—	—	—	—	—	—	—
					Secured Debt	(5)	—	(34)	51	7,200	34	7,234	—
Legacy Swim Group	13.00%				Secured Debt	(7)	—	—	3,203	31,691	48	—	31,739
					Preferred Equity	(7)	—	—	186	14,996	—	—	14,996
	13.00%				Secured Debt (12)	(7)	—	—	87	—	790	—	790
Metalforming Holdings, LLC					Secured Debt	(7)	—	3	19	—	—	—	—
	9.75%				Secured Debt	(7)	—	(25)	1,198	17,237	25	25	17,237
	8.00%			8.00%	Preferred Equity	(7)	—	—	371	5,916	—	—	5,916
					Common Stock	(7)	—	900	999	9,770	900	—	10,670
Midstream Valve Partners, LLC	14.00%				Secured Debt	(8)	—	—	1,142	—	28,720	—	28,720
					Preferred Member Units	(8)	—	—	—	—	10,285	—	10,285
Moffitt Holdings, LLC	13.00%				Secured Debt	(8)	—	—	3,337	33,840	59	1,313	32,586
					Preferred Equity	(8)	—	1,300	8	15,560	1,300	—	16,860
MS Private Loan Fund I, LP	6.69%	SF+	3.00%		Secured Debt (12)	(8)	—	—	713	12,000	11,440	6,130	17,310
					LP Interests	(8)	—	(502)	943	14,697	—	502	14,195
MS Private Loan Fund II, LP		SF+	3.00%		Secured Debt (12)	(8)	—	—	38	(84)	520	500	(64)
					LP Interests (12)	(8)	—	174	1,371	11,064	2,424	—	13,488
MSC Income Fund, Inc.					Common Equity	(8)	—	(2,543)	1,459	21,412	5,601	2,543	24,470
		SF+	4.50%		Secured Debt (12)	(8)	—	—	121	—	23,873	24,000	(127)

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
September 30, 2026
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2025 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	September 30, 2026 Fair Value (13)
MVI MSO, LLC	13.00%				Secured Debt	(6)	—	—	986	9,768	14	—	9,782
					Preferred Equity	(6)	—	(1,340)	152	4,770	—	1,340	3,430
NAPCO Precast, LLC					Member Units	(8)	—	(4,220)	280	14,480	—	4,220	10,260
					Member Units	(8)	—	116	25	568	302	—	870
Nello Industries Investco, LLC					Secured Debt	(5)	—	(205)	550	32,072	—	32,072	—
	12.50%				Secured Debt	(5)	—	173	3,605	—	41,344	—	41,344
					Preferred Equity	(5)	—	15,960	654	23,330	15,960	—	39,290
NexRev LLC					Preferred Member Units	(8)	—	(70)	60	12,870	—	70	12,800
NuStep, LLC	10.29%	SF+	6.50%		Secured Debt	(5)	—	—	227	1,000	1,600	—	2,600
	12.00%				Secured Debt	(5)	—	—	1,731	18,440	—	238	18,202
					Preferred Member Units	(5)	—	(1,970)	—	12,200	—	1,970	10,230
					Preferred Member Units	(5)	—	550	—	6,110	550	—	6,660
Orttech Holdings, LLC		SF+	11.00%		Secured Debt	(5)	—	—	16	612	—	612	—
	14.79%	SF+	11.00%		Secured Debt	(5)	—	180	2,362	20,760	208	—	20,968
					Preferred Stock	(5)	—	(2,780)	180	13,450	—	2,780	10,670
Pinnacle TopCo, LLC					Secured Debt (12)	(8)	—	(2)	8	—	2	2	—
	13.00%				Secured Debt	(8)	—	(51)	2,635	27,200	51	2,371	24,880
					Preferred Equity	(8)	—	(200)	879	20,440	—	200	20,240
PPL RVs, Inc.		SF+	8.75%		Secured Debt	(8)	—	(1)	1	—	1	1	—
	12.54%	SF+	8.75%		Secured Debt	(8)	—	(27)	1,473	15,191	27	27	15,191
					Common Stock	(8)	—	(1,220)	—	17,330	—	1,220	16,110
					Common Stock	(8)	—	103	23	575	103	—	678
River Aggregates, LLC					Member Units	(8)	(75)	130	25	9,700	130	—	9,830
Shift Transit ParentCo, LP					Preferred Equity	(5)	—	—	125	—	12,000	—	12,000
	13.00%				Secured Debt	(5)	—	—	1,416	—	17,641	—	17,641
	13.00%				Secured Debt	(5)	—	—	811	—	10,109	—	10,109
	13.00%				Secured Debt (12)	(5)	—	—	146	—	1,736	1,000	736
Spring Engineering Holdings, LLC	13.00%				Secured Debt	(7)	—	—	2,323	—	23,187	—	23,187
					Preferred Member Units	(7)	—	—	161	—	4,650	—	4,650
Tedder Industries, LLC	12.00%			12.00%	Secured Debt	(9)	—	(82)	518	962	518	82	1,398
	12.00%			12.00%	Secured Debt	(9)	—	3,456	—	2,827	3,455	—	6,282
					Preferred Member Units	(9)	—	—	—	—	—	—	—
					Preferred Member Units	(9)	—	—	—	—	—	—	—
					Preferred Member Units	(9)	—	—	—	—	—	—	—
Televerde, LLC					Member Units	(8)	—	(4,822)	—	4,822	—	4,822	—
					Preferred Member Units	(8)	—	(303)	—	1,794	—	303	1,491
					Preferred Member Units	(8)	—	408	—	—	681	—	681
Trinity Medical Holdings, LLC	13.00%				Secured Debt	(7)	—	468	5,855	57,944	556	—	58,500
					Preferred Equity	(7)	—	16,649	450	22,500	16,650	—	39,150
VVS Holdco LLC	9.79%	SF+	6.00%		Secured Debt	(5)	—	—	16	—	400	—	400
	11.50%				Secured Debt	(5)	—	—	2,067	23,956	36	1,200	22,792
					Preferred Equity	(5)	—	—	—	12,240	—	—	12,240
Other

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
September 30, 2026
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2025 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	September 30, 2026 Fair Value (13)
Amounts related to investments transferred to or from other 1940 Act classification during the period							—	9,366	—	(28,746)	—	—	—
Total Control investments							$18,805	$1,235	$177,756	$2,569,626	$596,286	$527,943	$2,666,715
Affiliate Investments
AAC Holdings, Inc.	20.00%			20.00%	Secured Debt	(7)	$—	$—	$145	$895	$145	$—	$1,040
					Preferred Equity	(7)	—	(2,080)	—	2,080	—	2,080	—
	20.00%			20.00%	Secured Debt	(7)	—	(2,137)	—	2,756	—	2,137	619
	20.00%			20.00%	Secured Debt	(7)	—	(2,137)	—	2,756	—	2,137	619
					Common Stock	(7)	—	—	—	—	—	—	—
	21.00%			21.00%	Secured Debt	(7)	—	97	173	503	701	—	1,204
	21.00%			21.00%	Secured Debt	(7)	—	325	154	—	1,772	—	1,772
	21.00%			21.00%	Secured Debt (12)	(7)	—	—	2	—	194	—	194
BLI Acquisition, LLC	14.00%				Secured Debt	(7)	—	—	1,519	—	13,086	—	13,086
					Member Units	(7)	—	—	—	—	2,100	—	2,100
Boccella Precast Products LLC					Secured Debt	(6)	—	—	35	256	—	256	—
					Member Units	(6)	384	(564)	80	2,820	384	3,204	—
Buca C, LLC	15.00%			15.00%	Secured Debt	(7)	—	—	—	—	—	—	—
	6.00%			6.00%	Preferred Member Units	(7)	—	—	—	—	—	—	—
	15.00%			15.00%	Secured Debt	(7)	—	(111)	—	—	111	111	—
Career Team Holdings, LLC		SF+	6.00%		Secured Debt (12)	(6)	—	—	23	(45)	458	450	(37)
	13.00%				Secured Debt	(6)	—	—	2,222	21,551	—	11	21,540
					Common Stock	(6)	—	(204)	—	5,370	240	204	5,406
CenterPeak Holdings, LLC					Secured Debt	(8)	—	(6)	141	1,800	6	1,806	—
					Secured Debt	(8)	—	(4)	2,086	25,107	4	25,111	—
					Preferred Equity	(8)	—	5,080	5,790	24,340	5,080	—	29,420
CGMS Parent LLC	13.00%				Secured Debt	(6)	—	—	2,474	24,754	41	469	24,326
					Secured Debt (12)	(6)	—	—	21	(39)	6	—	(33)
					Preferred Equity	(6)	—	—	424	10,000	—	—	10,000
Classic H&G Holdings, LLC					Preferred Member Units	(6)	—	90	—	2,040	90	—	2,130
Congruent Credit Opportunities Funds					LP Interests (Congruent Credit Opportunities Fund III, LP)	(8)	—	812	—	24	812	—	836
Connect Telecommunications Solutions Holdings, Inc.	13.00%				Secured Debt	(6)	—	—	2,327	24,153	46	1,621	22,578
					Preferred Equity	(6)	—	(1,436)	—	12,596	—	1,436	11,160
DMA Industries, LLC	13.00%				Secured Debt	(7)	—	(10)	1,176	12,800	10	10	12,800
					Preferred Equity	(7)	—	6,820	—	9,174	6,820	—	15,994
	13.00%				Secured Debt	(7)	—	20	365	560	4,082	—	4,642
	15.00%			15.00%	Preferred Equity	(7)	—	3,520	445	5,424	3,957	—	9,381
Dos Rios Partners					LP Interests (Dos Rios Partners, LP)	(8)	—	(1,057)	—	8,027	—	1,194	6,833
					LP Interests (Dos Rios Partners - A, LP)	(8)	—	(336)	—	2,549	—	379	2,170
Dos Rios Stone Products LLC					Class A Preferred Units	(8)	—	—	—	—	—	—	—
EIG Fund Investments					LP Interests (EIG Global Private Debt Fund-A, L.P.)	(8)	(84)	47	—	37	47	84	—

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
September 30, 2026
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2025 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	September 30, 2026 Fair Value (13)
FCC Intermediate Holdco, LLC	13.00%				Secured Debt	(5)	—	(676)	3,667	31,160	676	1,906	29,930
					Warrants	(5)	—	(1,940)	540	15,140	—	1,940	13,200
Freeport Financial Funds					LP Interests (Freeport Financial SBIC Fund LP)	(5)	—	(302)	—	1,600	—	1,090	510
					LP Interests (Freeport First Lien Loan Fund III LP)	(5)	—	—	—	193	—	147	46
FRG AcquireCo, LLC					Secured Debt (12)	(7)	—	—	11	(19)	5	—	(14)
	12.50%				Secured Debt	(7)	—	—	928	10,402	39	3,018	7,423
					Preferred Equity	(7)	—	—	—	3,500	—	—	3,500
GFG Group, LLC	10.50%				Secured Debt	(5)	—	105	1,207	14,053	120	—	14,173
					Preferred Member Units	(5)	—	2,120	454	10,940	2,120	—	13,060
Gulf Manufacturing, LLC	11.82%	SF+	8.13%		Secured Debt	(8)	—	(60)	309	(32)	6,007	60	5,915
	11.82%	SF+	8.13%		Secured Debt	(8)	—	—	3,538	36,784	235	1,000	36,019
					Member Units	(8)	—	(3,190)	367	6,600	—	3,190	3,410
					Common Stock	(8)	—	700	(71)	1,450	700	—	2,150
					Preferred Equity	(8)	—	—	—	5,190	—	—	5,190
Harris Preston Fund Investments					LP Interests (423 HAR, L.P.)	(8)	—	76	—	1,226	76	—	1,302
					LP Interests (HPEP 3, L.P.) (12)	(8)	—	(203)	—	4,116	—	455	3,661
					LP Interests (HPEP 4, L.P.) (12)	(8)	—	1,172	—	7,463	2,457	—	9,920
Hawk Ridge Systems, LLC					Secured Debt	(9)	—	—	—	3,219	—	3,219	—
		SF+	6.00%		Secured Debt (12)	(9)	—	19	54	—	3,347	3,347	—
					Secured Debt	(9)	—	—	—	45,256	—	45,256	—
	12.50%				Secured Debt	(9)	—	223	4,841	—	49,871	—	49,871
					Secured Debt	(9)	—	—	—	—	—	—	—
	12.50%				Secured Debt	(9)	—	37	134	—	7,635	—	7,635
					Preferred Member Units	(9)	—	390	—	26,310	390	—	26,700
					Preferred Member Units	(9)	—	30	—	1,380	30	—	1,410
Houston Plating and Coatings, LLC	10.00%				Unsecured Convertible Debt	(8)	—	25	232	3,000	—	—	3,000
					Member Units	(8)	—	(530)	163	3,720	200	530	3,390
Independent Pet Partners Intermediate Holdings, LLC					Common Equity	(6)	—	(530)	—	19,000	—	530	18,470
Infinity X1 Holdings, LLC					Preferred Equity	(9)	—	13,610	3,989	8,010	13,610	—	21,620
	11.00%				Secured Debt	(9)	—	(5)	1,222	15,299	5	4,345	10,959
					Secured Debt (12)	(9)	—	—	54	—	4,000	4,000	—
Integral Energy Services	11.49%	SF+	7.50%		Secured Debt	(8)	—	(52)	1,111	12,042	—	204	11,838
	10.00%			10.00%	Preferred Equity	(8)	—	—	22	420	22	—	442
					Common Stock	(8)	—	70	—	350	70	—	420
	10.00%			10.00%	Preferred Equity	(8)	—	86	—	404	86	—	490
Iron-Main Investments, LLC					Secured Debt	(5)	—	—	260	4,500	—	4,500	—
					Secured Debt	(5)	—	—	169	2,931	—	2,931	—
					Secured Debt	(5)	—	—	488	8,944	—	8,944	—
					Secured Debt	(5)	—	—	1,009	17,569	—	17,569	—
					Secured Debt	(5)	—	—	639	9,421	—	9,421	—

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
September 30, 2026
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2025 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	September 30, 2026 Fair Value (13)
	13.00%				Secured Debt	(5)	—	—	2,872	—	51,015	—	51,015
					Secured Debt (12)	(5)	—	—	11	—	—	15	(15)
					Common Stock	(5)	—	370	—	2,700	370	—	3,070
	25.00%			25.00%	Preferred Equity	(5)	—	210	—	1,030	210	—	1,240
	25.00%			25.00%	Preferred Equity	(5)	—	—	—	155	—	—	155
	25.00%			25.00%	Preferred Equity	(5)	—	—	—	—	136	—	136
ITA Holdings Group, LLC	10.90%	SF+	7.00%		Secured Debt	(8)	—	(3)	101	1,180	3	3	1,180
		SF+	7.00%		Secured Debt	(8)	—	(15)	327	5,310	—	5,310	—
	11.38%	SF+	7.50%		Secured Debt	(8)	—	(198)	607	4,935	198	198	4,935
	13.38%	SF+	9.50%		Secured Debt	(8)	—	(198)	607	4,935	198	198	4,935
	12.38%	SF+	8.50%		Secured Debt	(8)	—	5	300	1,770	5,310	—	7,080
	12.38%	SF+	8.50%		Secured Debt	(8)	—	1	185	—	3,540	—	3,540
					Warrants	(8)	—	(3,300)	1,688	15,230	—	3,300	11,930
Kennedy Fab HoldCo, LLC					Secured Debt	(8)	—	—	33	—	—	—	—
					Secured Debt	(8)	—	—	1,803	—	30,000	30,000	—
					Secured Debt	(8)	—	—	789	—	20,000	20,000	—
					Preferred Equity	(8)	—	3,980	467	—	15,470	—	15,470
KMS, LLC	12.50%				Secured Debt	(5)	—	18	120	1,146	27	—	1,173
	12.50%				Secured Debt	(5)	—	—	88	1,007	—	276	731
					Preferred Equity	(5)	—	—	237	6,270	—	—	6,270
		SF+	5.50%		Secured Debt (12)	(5)	—	29	53	(40)	1,343	1,303	—
Mills Fleet Farm Group, LLC	9.32%	SF+	5.50%	9.32%	Secured Debt	(5)	—	58	197	2,796	255	—	3,051
	9.21%	SF+	5.50%	9.21%	Secured Debt	(5)	—	34	121	1,664	156	—	1,820
					Preferred Equity	(5)	—	848	845	12,557	1,693	—	14,250
MoneyThumb Acquisition, LLC	12.50%				Secured Debt	(9)	—	—	912	7,696	175	1,775	6,096
	12.00%			12.00%	Preferred Member Units	(9)	—	1,183	180	2,112	1,364	—	3,476
					Warrants	(9)	—	410	—	800	410	—	1,210
Nearshore AcquireCo, LLC					Secured Debt (12)	(8)	—	—	13	(24)	1,504	1,500	(20)
					Secured Debt	(8)	—	—	9	(61)	10	—	(51)
	13.00%				Secured Debt	(8)	—	—	2,192	21,688	33	—	21,721
					Preferred Equity	(8)	—	740	—	5,260	740	—	6,000
OnAsset Intelligence, Inc.	12.00%			12.00%	Secured Debt	(8)	—	445	—	141	444	—	585
	12.00%			12.00%	Secured Debt	(8)	—	453	—	144	453	—	597
	12.00%			12.00%	Secured Debt	(8)	—	976	—	309	976	—	1,285
	12.00%			12.00%	Secured Debt	(8)	—	2,037	—	645	2,037	—	2,682
	10.00%			10.00%	Unsecured Debt	(8)	—	—	—	—	—	—	—
	7.00%			7.00%	Preferred Stock	(8)	—	—	—	—	—	—	—
					Common Stock	(8)	—	—	—	—	—	—	—
					Warrants	(8)	—	—	—	—	—	—	—
Oneliance, LLC					Preferred Stock	(7)	—	(270)	102	3,270	—	270	3,000
RA Outdoors LLC	10.63%	SF+	6.75%	1.42%	Secured Debt	(8)	—	(105)	118	1,182	118	105	1,195
	10.63%	SF+	6.75%	1.42%	Secured Debt	(8)	—	(1,095)	1,237	12,355	1,237	1,095	12,497
	10.58%	SF+	6.75%		Secured Debt	(8)	—	(113)	27	—	492	113	379
	10.58%	SF+	6.75%		Secured Debt	(8)	—	(110)	26	—	479	110	369

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
September 30, 2026
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2025 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	September 30, 2026 Fair Value (13)
Revenue Recovery Holdings, LLC					Secured Debt (12)	(7)	—	—	9	(18)	3	—	(15)
	13.00%				Secured Debt	(7)	—	—	659	6,640	15	1,250	5,405
					Preferred Equity	(7)	—	1,371	—	1,049	1,371	—	2,420
RFG AcquireCo, LLC	13.00%				Secured Debt	(7)	—	—	37	(7)	1,004	—	997
	13.00%				Secured Debt	(7)	—	—	1,166	7,932	3,983	—	11,915
					Secured Debt	(7)	—	—	300	33,700	—	33,700	—
	13.00%				Secured Debt	(7)	—	—	4,312	—	41,410	—	41,410
					Preferred Equity	(7)	—	3,880	—	12,771	3,880	—	16,651
SI East, LLC	11.85%				Secured Debt (12)	(7)	—	(10)	219	2,250	3	10	2,243
	12.79%				Secured Debt	(7)	—	(81)	6,514	66,850	25	612	66,263
					Preferred Member Units	(7)	—	(4,120)	277	17,190	—	4,120	13,070
Slick Innovations, LLC	12.00%				Secured Debt	(6)	—	(69)	2,475	24,680	69	4,229	20,520
					Common Stock	(6)	—	1,280	—	2,160	1,280	—	3,440
Specialized Aviation Holdings, LLC					Secured Debt	(7)	—	—	1,909	28,362	263	28,625	—
					Preferred Stock	(7)	—	—	633	15,000	—	—	15,000
Student Resource Center, LLC	8.50%			8.50%	Secured Debt	(6)	—	(211)	—	1,438	—	211	1,227
	8.50%			8.50%	Secured Debt	(6)	—	72	12	780	83	—	863
Superior Rigging & Erecting Co.					Preferred Member Units	(7)	—	2,960	1,052	17,500	2,960	—	20,460
The Affiliati Network, LLC					Preferred Stock	(9)	—	—	384	6,400	—	—	6,400
					Preferred Stock	(9)	—	—	—	313	—	—	313
UnionRock Energy Fund II, LP					LP Interests (12)	(9)	—	499	—	4,164	1,026	275	4,915
UnionRock Energy Fund III, LP					LP Interests (12)	(9)	—	631	—	5,165	2,754	271	7,648
UniTek Global Services, Inc.	20.00%			20.00%	Preferred Stock	(6)	—	1,820	—	9,388	1,820	—	11,208
	19.00%			19.00%	Preferred Stock	(6)	—	—	—	—	—	—	—
	13.50%			13.50%	Preferred Stock	(6)	—	—	—	—	—	—	—
Urgent DSO LLC	13.50%				Secured Debt	(5)	—	(191)	914	8,672	14	191	8,495
					Preferred Equity	(5)	—	(3,584)	—	4,356	—	3,584	772
Watterson Brands, LLC					Secured Debt (12)	(6)	—	—	2	—	—	—	—
	6.00%			6.00%	Secured Debt	(6)	—	(365)	206	—	13,480	365	13,115
					Common Shares	(6)	—	—	—	—	—	—	—
	12.00%			12.00%	Preferred Shares	(6)	—	(290)	—	—	4,840	290	4,550
					Secured Debt	(6)	(955)	733	—	1,595	—	1,595	—
					Secured Debt	(6)	(161)	119	—	275	—	275	—
					Secured Debt	(6)	(6,759)	5,214	—	11,314	—	11,313	1
					Secured Debt	(6)	(5,407)	4,169	—	9,049	—	9,050	(1)
Wildcats Topco LLC					Common Equity	(5)	—	3,759	328	22,760	3,760	—	26,520
World Micro Holdings, LLC	13.00%				Secured Debt	(7)	—	—	941	9,848	18	1,318	8,548
					Preferred Equity	(7)	—	—	111	3,845	—	—	3,845
Other

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
September 30, 2026
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2025 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	September 30, 2026 Fair Value (13)
Amounts related to investments transferred to or from other 1940 Act classification during the period							13,272	(10,236)	—	(22,233)	—	—	—
Total Affiliate investments							$290	$31,644	$83,666	$965,179	$356,350	$327,157	$1,016,605
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
(5)Portfolio company located in the Midwest region as determined by location of the corporate headquarters. The fair value as of September 30, 2026 for Control investments located in this region was $642,857. This represented 20.0% of net assets as of September 30, 2026. The fair value as of September 30, 2026 for Affiliate investments located in this region was $189,602. This represented 5.9% of net assets as of September 30, 2026.
(6)Portfolio company located in the Northeast region and Canada as determined by location of the corporate headquarters. The fair value as of September 30, 2026 for Control investments located in this region was $166,741. This represented 5.2% of net assets as of September 30, 2026. The fair value as of September 30, 2026 for Affiliate investments located in this region was $170,463. This represented 5.3% of net assets as of September 30, 2026.
(7)Portfolio company located in the Southeast region as determined by location of the corporate headquarters. The fair value as of September 30, 2026 for Control investments located in this region was $282,930. This represented 8.8% of net assets as of September 30, 2026. The fair value as of September 30, 2026 for Affiliate investments located in this region was $285,572. This represented 8.9% of net assets as of September 30, 2026.
(8)Portfolio company located in the Southwest region as determined by location of the corporate headquarters. The fair value as of September 30, 2026 for Control investments located in this region was $1,020,898. This represented 31.8% of net assets as of September 30, 2026. The fair value as of September 30, 2026 for Affiliate investments located in this region was $222,715. This represented 6.9% of net assets as of September 30, 2026.

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
September 30, 2026
(dollars in thousands)
(Unaudited)
(9)Portfolio company located in the West region as determined by location of the corporate headquarters. The fair value as of September 30, 2026 for Control investments located in this region was $553,289. This represented 17.2% of net assets as of September 30, 2026. The fair value as of September 30, 2026 for Affiliate investments located in this region was $148,253. This represented 4.6% of net assets as of September 30, 2026.
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
(12)Investment has an unfunded commitment as of September 30, 2026 (see Note K — Commitments and Contingencies). The fair value of the investment includes the impact of the fair value of any unfunded commitments.
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
MSC Adviser I, LLC dba Main Street Capital Partners (the “External Investment Manager”) was formed in November 2013 as a wholly-owned subsidiary of Main Street to provide investment management and other services to parties other than Main Street (“External Parties”) and earns fee income for such services. MSCC has been granted no-action relief by the SEC to allow the External Investment Manager to register as a registered investment adviser under the Investment Advisers Act of 1940, as amended. Since the External Investment Manager conducts all of its investment management activities for External Parties, it is accounted for as a portfolio investment of Main Street and is not included as a consolidated subsidiary in Main Street’s consolidated financial statements.
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
OVERVIEW OF OUR BUSINESS
Our principal investment objective is to (i) maximize our Investment Portfolio’s total return by generating current income from our debt investments and current income and capital appreciation from our equity and equity-related investments, including warrants, convertible securities and other rights to acquire equity securities in a portfolio company and (ii) generate additional net investment income and shareholder returns by serving as the investment adviser to third-party clients through our External Investment Manager’s asset management business (as described below). We seek to achieve our investment objective primarily through our LMM and Private Loan investment strategies. Our LMM investment strategy involves investments in companies that generally have annual revenues between $10 million and $150 million and annual earnings before interest, tax, depreciation and amortization expenses (“EBITDA”) between $3 million and $20 million. Our LMM portfolio investments generally range in size from $5 million to $125 million. Our Private Loan investment strategy involves investments in companies that generally have annual revenues between $25 million and $500 million and annual EBITDA between $7.5 million and $50 million. Our Private Loan investments generally range in size from $10 million to $100 million.
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
Because we are internally managed, we do not pay any external investment advisory fees, but instead directly incur the operating costs associated with employing investment and portfolio management professionals. We believe that our internally managed structure provides us with a better alignment of interests between our management team and our employees and our stockholders and a beneficial operating expense structure when compared to other publicly traded and privately held investment firms which are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our Investment Portfolio and our External Investment Manager’s asset management business (as described below). The ratio of our total operating expenses, excluding interest expense, as a percentage of our quarterly average total assets was 1.3% for each of the trailing twelve months ended September 30, 2026 and 2025 and for the year ended December 31, 2025. The ratio of our total operating expenses, including interest expense, as a percentage of our quarterly average total assets was 3.8% for each of the trailing twelve months ended September 30, 2026 and 2025 and 3.7% for the year ended December 31, 2025. Our ratio of expenses as a percentage of our average net asset value (“NAV”) is described in greater detail in Note F — Financial Highlights in the notes to the consolidated financial statements included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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
The External Investment Manager earns management fees based on the assets of the funds and accounts under management and may earn incentive fees, or a carried interest, based on the performance of the funds and accounts managed. For the three months ended September 30, 2026 and 2025, the External Investment Manager earned $6.2 million and $5.6 million in base management fees, respectively, $2.9 million and $3.9 million in incentive fees, net of waivers, respectively, and $0.2 million of administrative service fee income for each of the three months ended September 30, 2026 and 2025. For the nine months ended September 30, 2026 and 2025, the External Investment Manager earned $18.5 million and $17.1 million in base management fees, respectively, $8.9 million and $10.3 million in incentive fees, net of waivers, respectively, and $0.6 million and $0.5 million of administrative service fee income, respectively. For the three and nine months ended September 30, 2026, the External Investment Manager waived $0.6 million and $1.9 million, respectively, of incentive fees on income related to MSC Income. As of September 30, 2026, MSC Income had an expense accrual of $6.0 million of incentive fees on capital gains to the External Investment Manager. However, no capital gains incentive fees were currently contractually payable to the External Investment Manager as of September 30, 2026 and as a result no amounts were accrued by the External Investment Manager.
We have entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for its relationship with MSC Income and its other clients. Through this agreement, we share employees with the External Investment Manager, including their related infrastructure, business relationships, management expertise and capital raising capabilities, and we allocate the related expenses to the External Investment Manager pursuant to the sharing agreement. Our total expenses for the three months ended September 30, 2026 and 2025 are net of expenses allocated to the External Investment Manager of $5.8 million and $5.7 million, respectively. Our total expenses for the nine months ended September 30, 2026 and 2025 are net of expenses allocated to the External Investment Manager of $17.9 million and $17.0 million, respectively.
The total contribution of the External Investment Manager to our net investment income consists of the combination of the expenses allocated to the External Investment Manager and the dividend income earned from the External Investment Manager. For the three months ended September 30, 2026 and 2025, dividends earned by us from the External Investment Manager were $2.6 million and $3.0 million, respectively. For the three months ended September 30, 2026 and 2025, the total contribution of the External Investment Manager to our net investment income was $8.4 million and $8.8 million, respectively. For the nine months ended September 30, 2026 and 2025, dividends earned by us from the External Investment Manager were $7.5 million and $8.4 million, respectively. For each of the nine months ended September 30, 2026 and 2025, the total contribution of the External Investment Manager to our net investment income was $25.4 million.

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
INVESTMENT PORTFOLIO SUMMARY
A summary of our LMM and Private Loan portfolio investments as of September 30, 2026 and December 31, 2025 is as follows (this information excludes Middle Market portfolio investments, Other Portfolio investments and the External Investment Manager, which are discussed further below):

	September 30, 2026
	LMM (a)	Private Loan

	(dollars in millions)
Number of portfolio companies	92	86
Fair value	$3,250.1	$2,107.3
Cost	$2,530.2	$2,129.5
Debt investments as a % of portfolio (at cost)	71.5%	93.3%
Equity investments as a % of portfolio (at cost)	28.5%	6.7%
% of debt investments at cost secured by first priority lien	99.5%	99.3%
Weighted-average annual effective yield (b)	12.7%	10.4%
Average EBITDA (c)	$12.2	$43.2
___________________________
(a)As of September 30, 2026, we had equity ownership in all of our LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was 36%.
(b)The weighted-average annual effective yields were computed using the effective interest rates for all debt investments as of September 30, 2026, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt investments and any debt investments on non-accrual status, and are weighted based upon the principal amount of each applicable debt investment as of September 30, 2026. The weighted-average annual effective yield on our debt portfolio as of September 30, 2026, including debt investments on non-accrual status, was 12.2% for our LMM portfolio investments and 9.9% for our Private Loan portfolio investments. The weighted-average annual effective yield is not reflective of what an investor in shares of our common stock will realize on their investment because it does not reflect changes in the market value of our stock, our utilization of debt capital in our capital structure, our expenses or any sales load paid by an investor.
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
As of September 30, 2026, we had Other Portfolio investments in 32 entities across 12 investment managers, collectively totaling $146.7 million in fair value and $156.7 million in cost basis, which comprised 2.5% and 3.2% of our Investment Portfolio at fair value and cost, respectively. As of December 31, 2025, we had Other Portfolio investments in 33 entities across 13 investment managers, collectively totaling $134.1 million in fair value and $141.6 million in cost basis, which comprised 2.4% and 3.0% of our Investment Portfolio at fair value and cost, respectively.
As of September 30, 2026, we had Middle Market portfolio investments in nine portfolio companies, collectively totaling $73.5 million in fair value and $113.0 million in cost basis, which comprised 1.3% and 2.3% of our Investment Portfolio at fair value and cost, respectively. As of December 31, 2025, we had Middle Market portfolio investments in 11 portfolio companies, collectively totaling $83.5 million in fair value and $120.1 million in cost basis, which comprised 1.5% and 2.5% of our Investment Portfolio at fair value and cost, respectively.
As previously discussed in Note A.1. — Organization and Basis of Presentation — Organization in the notes to the consolidated financial statements included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q, we hold an investment in the External Investment Manager, a wholly-owned subsidiary that is treated as a portfolio investment. As of September 30, 2026, this investment had a fair value of $222.7 million and a cost basis of $29.5 million, which comprised 3.8% and 0.6% of our Investment Portfolio at fair value and cost, respectively. As of December 31, 2025, this investment had a fair value of $255.0 million and a cost basis of $29.5 million, which comprised 4.6% and 0.6% of our Investment Portfolio at fair value and cost, respectively.

For the three months ended September 30, 2026 and 2025, we achieved an annualized total return on investments of 14.8% and 16.9%, respectively. For the nine months ended September 30, 2026 and 2025, we achieved an annualized total return on investments of 13.7% and 16.4%, respectively. For the year ended December 31, 2025, we achieved a total return on investments of 16.4%. Total return on investments equals the total interest, dividend and fee income plus realized and unrealized changes in the fair value of the Investment Portfolio divided by the average quarterly Investment Portfolio balance at cost, in each case for the specified period. Our total return on investments is not reflective of what an investor in shares of our common stock will realize on their investment because it does not reflect changes in the market value of our stock, our utilization of debt capital in our capital structure, our expenses or any sales load paid by an investor.
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
Investment Portfolio Valuation
The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our Investment Portfolio and the related amounts of unrealized appreciation and depreciation. We consider this determination to be a critical accounting estimate, given the significant judgments and subjective measurements required. As of September 30, 2026 and December 31, 2025, our Investment Portfolio valued at fair value represented 96% and 97% of our total assets, respectively. We are required to report our investments at fair value. We follow the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact. See Note B.1. — Summary of Significant Accounting Policies — Valuation of the Investment Portfolio in the notes to the consolidated financial statements included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a detailed discussion of our Valuation Procedures (as defined below).
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
Rule 2a-5 under the 1940 Act permits a BDC’s board of directors to designate its executive officers or investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board. Our Board of Directors has approved policies and procedures pursuant to Rule 2a-5 (the “Valuation Procedures”) and has designated a group of our executive officers to serve as the Board of Directors’ valuation designee. We believe our Investment Portfolio as of September 30, 2026 and December 31, 2025 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

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
Payment-in-Kind (“PIK”) Interest and Cumulative Dividends
We hold certain debt and preferred equity instruments in our Investment Portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (see Note B.10. — Summary of Significant Accounting Policies — Income Taxes in the notes to the consolidated financial statements included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though we may not have collected the PIK interest and cumulative dividends in cash. We stop accruing PIK interest and cumulative dividends and write off any accrued and uncollected interest and dividends in arrears when we determine that such PIK interest and dividends in arrears are no longer collectible. For the three months ended September 30, 2026 and 2025, (i) 3.7% and 3.0%, respectively, of our total investment income was attributable to PIK interest income not paid currently in cash and (ii) 0.8% and 0.7%, respectively, of our total investment income was attributable to cumulative dividend income not paid currently in cash. For the nine months ended September 30, 2026 and 2025, 3.1% and 2.7%, respectively, of our total investment income was attributable to PIK interest income not paid currently in cash. For the nine months ended September 30, 2026 and 2025, 0.8% and 0.7%, respectively, of our total investment income was attributable to cumulative dividend income not paid currently in cash.

INVESTMENT PORTFOLIO COMPOSITION
A summary of the composition of our total combined LMM, Private Loan and Middle Market portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM, Private Loan and Middle Market portfolio investments as of September 30, 2026 and December 31, 2025 is as follows (this information excludes Other Portfolio investments and the External Investment Manager, which are discussed above):

Cost:	September 30, 2026	December 31, 2025
First lien debt	80.7%	80.9%
Equity	18.6	18.6
Second lien debt	0.3	0.1
Equity warrants	0.2	0.2
Other	0.2	0.2
	100.0%	100.0%

Fair Value:	September 30, 2026	December 31, 2025
First lien debt	68.6%	69.8%
Equity	30.4	29.4
Second lien debt	0.3	—
Equity warrants	0.5	0.6
Other	0.2	0.2
	100.0%	100.0%
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
As of September 30, 2026, investments on non-accrual status were $54.7 million at fair value and $175.1 million at cost and comprised 0.9% and 3.5% of our total Investment Portfolio at fair value and cost, respectively. As of December 31, 2025, investments on non-accrual status were $56.3 million at fair value and $155.3 million at cost and comprised 1.0% and 3.3% of our total Investment Portfolio at fair value and cost, respectively.
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

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
Comparison of the three months ended September 30, 2026 and 2025
Set forth below is a comparison of the results of operations and a reconciliation of net investment income to distributable net investment income and to distributable net investment income before taxes for the three months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Net Change
	2026	2025	Amount	%

	(dollars in thousands)
Total investment income	$142,532	$139,831	$2,701	2%
Total expenses	(56,972)	(50,316)	(6,656)	13%
Net investment income before taxes	85,560	89,515	(3,955)	(4)%
Excise tax expense	(303)	(838)	535	(64)%
Federal and state income and other tax expenses	(1,434)	(2,139)	705	(33)%
Net investment income	83,823	86,538	(2,715)	(3)%
Net realized loss	(27,574)	(19,104)	(8,470)	NM
Net unrealized appreciation	68,505	62,978	5,527	NM
Income tax provision on net realized loss and net unrealized appreciation	(7,671)	(6,741)	(930)	NM
Net increase in net assets resulting from operations	$117,083	$123,671	$(6,588)	(5)%

	Three Months Ended September 30,		Net Change
	2026	2025	Amount	%

	(dollars in thousands, except per share amounts)
Net investment income	$83,823	$86,538	$(2,715)	(3)%
Share-based compensation expense	5,880	5,433	447	8%
Deferred compensation expense	234	734	(500)	NM
Distributable net investment income (a)	$89,937	$92,705	$(2,768)	(3)%
Excise tax expense	303	838	(535)	(64)%
Federal and state income and other tax expenses	1,434	2,139	(705)	(33)%
Distributable net investment income before taxes (b)	$91,674	$95,682	$(4,008)	(4)%
Net investment income per share—Basic and diluted	$0.89	$0.97	$(0.08)	(8)%
Distributable net investment income per share—Basic and diluted (a)	$0.96	$1.03	$(0.07)	(7)%
Distributable net investment income before taxes per share—Basic and diluted (b)	$0.98	$1.07	$(0.09)	(8)%
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
Investment Income
Total investment income for the three months ended September 30, 2026 was $142.5 million, a 2% increase from the $139.8 million for the corresponding period of 2025. A summary of the changes in the comparable period activity is as follows:

	Three Months Ended September 30,		Net Change
	2026	2025	Amount	%

	(dollars in thousands)
Interest income	$111,863	$103,286	$8,577	8%	(a)
Dividend income	25,525	31,263	(5,738)	(18)%	(b)
Fee income	5,144	5,282	(138)	(3)%
Total investment income	$142,532	$139,831	$2,701	2%	(c)
___________________________
(a)The increase in interest income was primarily attributable to higher average levels of income producing Investment Portfolio debt investments, partially offset by (i) the negative impact from Investment Portfolio debt investments on non-accrual status and (ii) a decrease in interest rates, primarily resulting from decreases in benchmark index interest rates on floating rate Investment Portfolio debt investments.
(b)The decrease in dividend income was primarily a result of dividend income decreases of (i) $6.9 million from our LMM portfolio companies and (ii) $0.5 million from our External Investment Manager, partially offset by an increase of $1.8 million from our Private Loan portfolio companies.
(c)The increase in total investment income includes a net increase of $1.8 million in certain income considered less consistent or non-recurring, including increases of (i) $1.4 million in such dividend income and (ii) $0.7 million in such fee income, partially offset by a decrease of $0.2 million in such interest income from accelerated prepayment, repricing and other activity related to certain Investment Portfolio debt investments.

Expenses
Total expenses for the three months ended September 30, 2026 were $57.0 million, a 13% increase from the $50.3 million in the corresponding period of 2025. A summary of the changes in the comparable period activity is as follows:

	Three Months Ended September 30,		Net Change
	2026	2025	Amount	%

	(dollars in thousands)
Cash compensation	$12,525	$12,483	$42	—%
Deferred compensation expense	234	734	(500)	NM
Compensation	12,759	13,217	(458)	(3)%
General and administrative	5,238	4,928	310	6%
Interest	38,921	32,472	6,449	20%	(a)
Share-based compensation	5,880	5,433	447	8%
Gross expenses	62,798	56,050	6,748	12%
Expenses allocated to the External Investment Manager	(5,826)	(5,734)	(92)	2%
Total expenses	$56,972	$50,316	$6,656	13%
___________________________
NM    — Net Change % not meaningful
(a)The increase in interest expense was primarily related to (i) an increase in average borrowings outstanding used to fund a portion of the growth of our Investment Portfolio and (ii) an increased weighted-average interest rate on our unsecured debt obligations resulting from borrowing and refinancing activities, partially offset by a decreased weighted-average interest rate on our Credit Facilities (as defined in the Liquidity and Capital Resources section below) due to decreases in benchmark index rates.
Net Investment Income
Net investment income for the three months ended September 30, 2026 decreased 3% to $83.8 million, or $0.89 per share, compared to $86.5 million, or $0.97 per share, in the corresponding period of 2025. The decrease in net investment income is the result of the increase in the total expenses, as discussed above, partially offset by (i) the increase in total investment income, as discussed above, and (ii) the decrease in net investment income related tax expenses, as discussed below. The decrease in net investment income per share reflects the decrease in net investment income after the impact of the increase in weighted-average shares outstanding for the three months ended September 30, 2026, primarily due to shares issued since the beginning of the comparable period of the prior year through our (i) at-the-market offering program (the “ATM Program”), (ii) dividend reinvestment plan (“DRIP”) and (iii) equity incentive compensation plans. The decrease in net investment income on a per share basis is after a net increase of $0.02 per share resulting from an increase in investment income considered less consistent or non-recurring in nature, as discussed above.
Distributable Net Investment Income
Distributable net investment income for the three months ended September 30, 2026 decreased 3% to $89.9 million, or $0.96 per share, compared to $92.7 million, or $1.03 per share, in the corresponding period of 2025. The decrease in distributable net investment income was primarily due to the decrease in net investment income, as discussed above, excluding the positive impact of the decrease in deferred compensation expense and the negative impact of the increase in share-based compensation expense. The decrease in distributable net investment income per share reflects the decrease in distributable net investment income after the impact of the increase in weighted-average shares outstanding for the three months ended September 30, 2026, as discussed above. The decrease in distributable net investment income on a per share basis is after a $0.02 per share increase in investment income considered less consistent or non-recurring in nature, as discussed above.

Net Realized Loss
A summary of the primary components of the total net realized loss on investments of $27.6 million for the three months ended September 30, 2026 is as follows:

	Three Months Ended September 30, 2026
	Full Exits		Partial Exits		Restructures		Other (a)		Total
	Net Gain/(Loss)	# of Portfolio Companies	Net Gain/(Loss)	# of Portfolio Companies	Net Gain/(Loss)	# of Portfolio Companies	Net Gain/(Loss)		Net Gain/(Loss)

	(dollars in thousands)
LMM portfolio	$(12,590)	2	$(5,669)	1	$—	—	$625		$(17,634)
Private Loan portfolio	6,883	1	(6,529)	1	(11,287)	1	3,262	(b)	(7,671)
Middle Market portfolio	(3,379)	2	—	—	—	—	—		(3,379)
Other Portfolio	—	—	671	1	—	—	439		1,110
Total net realized gain (loss)	$(9,086)	5	$(11,527)	3	$(11,287)	1	$4,326		$(27,574)
___________________________
(a)Other activity includes realized gains and losses from transactions involving 14 portfolio companies which are not considered to be significant individually or in the aggregate.
(b)Includes a distribution from a Private Loan portfolio company.
Net Unrealized Appreciation
A summary of the total net unrealized appreciation of $68.5 million for the three months ended September 30, 2026 is as follows:

	Three Months Ended September 30, 2026
	LMM (a)	Private Loan	Middle Market	Other		Total

	(in thousands)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains / income) losses recognized during the current period	$16,833	$7,788	$3,379	$(1,110)		$26,890
Net unrealized appreciation (depreciation) relating to portfolio investments	45,150	975	(2,887)	(1,623)	(b)	41,615
Total net unrealized appreciation (depreciation) relating to portfolio investments	$61,983	$8,763	$492	$(2,733)		$68,505
___________________________
(a)Includes unrealized appreciation on 46 LMM portfolio investments and unrealized depreciation on 23 LMM portfolio investments.
(b)Includes $2.5 million of unrealized depreciation related to the External Investment Manager.
Income Taxes
Main Street’s income taxes include excise tax expense at MSCC and federal and state income and other tax expenses at the Taxable Subsidiaries. MSCC has elected to be treated for U.S. federal income tax purposes as a RIC. MSCC’s taxable income includes the taxable income generated by MSCC and certain of its subsidiaries, including the Funds and Structured Subsidiaries, which are treated as disregarded entities for tax purposes. As a result of its investment activities and dividend policy and activities, MSCC incurs federal excise tax on its estimated undistributed taxable income. The Taxable Subsidiaries incur federal and state income and other taxes related to net investment income resulting from the Taxable Subsidiaries’ investment activities. The excise tax expense decrease for the three months ended September 30, 2026 when compared to the prior year is due to a reduction in our estimated undistributed taxable income at MSCC, which is taxed at a 4% rate. The net investment income related federal and state income and other tax expenses decrease for the three months ended September 30, 2026 when compared to the prior year is due to decreases in taxable net investment income at the Taxable Subsidiaries.
The Taxable Subsidiaries also incur taxes on realized gains (losses) and unrealized appreciation (depreciation). These taxes will change over time due to changes in the valuations of portfolio investments and realized gains and losses, in each case, on our investments owned by the Taxable Subsidiaries.

Net Increase in Net Assets Resulting from Operations
The net increase in net assets resulting from operations for the three months ended September 30, 2026 decreased 5% to $117.1 million, or $1.25 per share, compared to $123.7 million, or $1.38 per share, for the three months ended September 30, 2025. The tables above provide a summary of the reasons for the change in net increase in net assets resulting from operations for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025.
Comparison of the nine months ended September 30, 2026 and 2025
Set forth below is a comparison of the results of operations, and a reconciliation of net investment income to distributable net investment income and distributable net investment income before taxes for the nine months ended September 30, 2026 and 2025.

	Nine Months Ended September 30,		Net Change
	2026	2025	Amount	%

	(dollars in thousands)
Total investment income	$432,210	$420,850	$11,360	3%
Total expenses	(165,010)	(148,191)	(16,819)	11%
Net investment income before taxes	267,200	272,659	(5,459)	(2)%
Excise tax expense	(1,343)	(2,997)	1,654	(55)%
Federal and state income and other tax expenses	(7,131)	(9,044)	1,913	(21)%
Net investment income	258,726	260,618	(1,892)	(1)%
Net realized gain	23,227	3,771	19,456	NM
Net unrealized appreciation	50,126	107,217	(57,091)	NM
Income tax provision on net realized gain and net unrealized appreciation	(18,438)	(9,319)	(9,119)	NM
Net increase in net assets resulting from operations	$313,641	$362,287	$(48,646)	(13)%

	Nine Months Ended September 30,		Net Change
	2026	2025	Amount	%

	(dollars in thousands, except per share amounts)
Net investment income	$258,726	$260,618	$(1,892)	(1)%
Share-based compensation expense	16,792	15,691	1,101	7%
Deferred compensation expense	2,597	1,659	938	NM
Distributable net investment income (a)	$278,115	$277,968	$147	—%
Excise tax expense	1,343	2,997	(1,654)	(55)%
Federal and state income and other tax expenses	7,131	9,044	(1,913)	(21)%
Distributable net investment income before taxes (b)	$286,589	$290,009	$(3,420)	(1)%
Net investment income per share—Basic and diluted	$2.80	$2.92	$(0.12)	(4)%
Distributable net investment income per share—Basic and diluted (a)	$3.00	$3.12	$(0.12)	(4)%
Distributable net investment income before taxes per share—Basic and diluted (b)	$3.10	$3.25	$(0.15)	(5)%
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
Investment Income
Total investment income for the nine months ended September 30, 2026 was $432.2 million, a 3% increase from the $420.9 million for the corresponding period of 2025. A summary of the changes in the comparable period activity is as follows:

	Nine Months Ended September 30,		Net Change
	2026	2025	Amount	%

	(dollars in thousands)
Interest income	$329,802	$302,160	$27,642	9%	(a)
Dividend income	81,119	105,134	(24,015)	(23)%	(b)
Fee income	21,289	13,556	7,733	57%	(c)
Total investment income	$432,210	$420,850	$11,360	3%	(d)
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
(b)The decrease in dividend income was primarily a result of a decrease of $23.8 million from our LMM portfolio companies.
(c)The increase in fee income was primarily due to increases of (i) $4.5 million from increased refinancing and repayment of Investment Portfolio debt investments and (ii) $3.2 million related to increased investment activity.
(d)The increase in total investment income includes a net increase of $5.0 million in certain income considered less consistent or non-recurring, including increases of (i) $4.8 million in such fee income and (ii) $0.7 million in such interest income from accelerated prepayment, repricing and other activity related to certain Investment Portfolio debt investments, partially offset by a decrease of $0.5 million in such dividend income.

Expenses
Total expenses for the nine months ended September 30, 2026 were $165.0 million, an 11% increase from the $148.2 million in the corresponding period of 2025. A summary of the changes in the comparable period activity is as follows:

	Nine Months Ended September 30,		Net Change
	2026	2025	Amount	%

	(dollars in thousands)
Cash compensation	$37,586	$35,711	$1,875	5%	(a)
Deferred compensation expense	2,597	1,659	938	NM
Compensation	40,183	37,370	2,813	8%
General and administrative	16,352	15,933	419	3%
Interest	109,601	96,159	13,442	14%	(b)
Share-based compensation	16,792	15,691	1,101	7%	(c)
Gross expenses	182,928	165,153	17,775	11%
Expenses allocated to the External Investment Manager	(17,918)	(16,962)	(956)	6%
Total expenses	$165,010	$148,191	$16,819	11%
___________________________
NM    — Net Change % not meaningful
(a)The increase in cash compensation was primarily attributable to increases in employee headcount to support our growing Investment Portfolio and asset management activities, base compensation rates and other compensation related accruals.
(b)The increase in interest expense was primarily related to (i) an increase in average borrowings outstanding used to fund a portion of the growth of our Investment Portfolio and (ii) an increased weighted-average interest rate on our unsecured debt obligations resulting from borrowing and refinancing activities, partially offset by a decreased weighted-average interest rate on our Credit Facilities due to decreases in benchmark index rates.
(c)The increase in share-based compensation expense was primarily attributable to incentive compensation awards issued in April 2026.
Net Investment Income
Net investment income for the nine months ended September 30, 2026 decreased 1% to $258.7 million, or $2.80 per share, compared to $260.6 million, or $2.92 per share, in the corresponding period of 2025. The decrease in net investment income is the result of the increase in the total expenses, as discussed above, partially offset by (i) the increase in total investment income, as discussed above, and (ii) the decrease in net investment income related tax expenses, as discussed below. The decrease in net investment income per share reflects the decrease in net investment income after the impact of the increase in weighted-average shares outstanding for the nine months ended September 30, 2026, primarily due to shares issued since the beginning of the comparable period of the prior year through our (i) ATM Program, (ii) DRIP and (iii) equity incentive compensation plans. The decrease in net investment income on a per share basis is after a net increase of $0.04 per share resulting from items considered less consistent or non-recurring in nature, including a $0.05 per share increase in such investment income, as discussed above, partially offset by a $0.01 per share increase in deferred compensation expenses.
Distributable Net Investment Income
Distributable net investment income for the nine months ended September 30, 2026 increased 0.1% to $278.1 million, or $3.00 per share, compared to $278.0 million, or $3.12 per share, in the corresponding period of 2025. The increase in distributable net investment income was primarily due to the decrease in net investment income, as discussed above, excluding the negative impact of the increases in (i) share-based compensation expense and (ii) deferred compensation expense. The decrease in distributable net investment income per share reflects the increase in distributable net investment income after the impact of the increase in weighted-average shares outstanding for the nine months ended September 30, 2026, as discussed above. The decrease in distributable net investment income on a per share basis is after a $0.05 per share increase in investment income considered less consistent or non-recurring in nature, as discussed above.

Net Realized Gain
A summary of the primary components of the total net realized gain on investments of $23.2 million for the nine months ended September 30, 2026 is as follows:

	Nine Months Ended September 30, 2026
	Full Exits		Partial Exits		Restructures		Other (a)		Total
	Net Gain/(Loss)	# of Portfolio Companies	Net Gain/(Loss)	# of Portfolio Companies	Net Gain/(Loss)	# of Portfolio Companies	Net Gain/(Loss)		Net Gain/(Loss)

	(dollars in thousands)
LMM portfolio	$49,550	5	$(5,669)	1	$—	—	$337		$44,218
Private Loan portfolio	6,906	4	(6,529)	1	(24,569)	2	4,082	(b)	(20,110)
Middle Market portfolio	(3,379)	2	—	—	—	—	2		(3,377)
Other Portfolio	—	—	2,520	3	—	—	(24)		2,496
Total net realized gain (loss)	$53,077	11	$(9,678)	5	$(24,569)	2	$4,397		$23,227
___________________________
(a)Other activity includes realized gains and losses from transactions involving 25 portfolio companies which are not considered to be significant individually or in the aggregate.
(b)Includes a distribution from a Private Loan portfolio company.
Net Unrealized Appreciation
A summary of the total net unrealized appreciation of $50.1 million for the nine months ended September 30, 2026 is as follows:

	Nine Months Ended September 30, 2026
	LMM (a)	Private Loan	Middle Market	Other		Total

	(in thousands)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains / income) losses recognized during the current period	$(47,057)	$17,949	$3,379	$(2,497)		$(28,226)
Net unrealized appreciation (depreciation) relating to portfolio investments	129,208	(14,765)	(6,290)	(29,801)	(b)	78,352
Total net appreciation (depreciation) relating to portfolio investments	$82,151	$3,184	$(2,911)	$(32,298)		$50,126
___________________________
(a)Includes unrealized appreciation on 47 LMM portfolio investments and unrealized depreciation on 37 LMM portfolio investments.
(b)Includes $32.3 million of unrealized depreciation related to the External Investment Manager.
Income Taxes
Main Street’s income taxes include excise tax expense at MSCC and federal and state income and other tax expenses at the Taxable Subsidiaries. MSCC has elected to be treated for U.S. federal income tax purposes as a RIC. MSCC’s taxable income includes the taxable income generated by MSCC and certain of its subsidiaries, including the Funds and Structured Subsidiaries, which are treated as disregarded entities for tax purposes. As a result of its investment activities and dividend policy and activities, MSCC incurs federal excise tax on its estimated undistributed taxable income. The Taxable Subsidiaries incur federal and state income and other taxes related to net investment income resulting from the Taxable Subsidiaries’ investment activities. The excise tax expense decrease for the nine months ended September 30, 2026 when compared to the prior year is due to a reduction in our estimated undistributed taxable income at MSCC, which is taxed at a 4% rate. The net investment income related federal and state income and other tax expenses decrease for the nine months ended September 30, 2026 when compared to the prior year is due to decreases in taxable net investment income at the Taxable Subsidiaries.
The Taxable Subsidiaries also incur taxes on realized gains (losses) and unrealized appreciation (depreciation). These taxes will change over time due to changes in the valuations of portfolio investments and realized gains and losses, in each case, on our investments owned by the Taxable Subsidiaries.

Net Increase in Net Assets Resulting from Operations
The net increase in net assets resulting from operations for the nine months ended September 30, 2026 was $313.6 million, or $3.39 per share, compared to $362.3 million, or $4.06 per share, for the nine months ended September 30, 2025. The tables above provide a summary of the reasons for the change in net increase in net assets resulting from operations for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
For the nine months ended September 30, 2026, we realized a net increase in cash and cash equivalents of $60.4 million, which is the net result of $49.5 million of cash provided by our operating activities and $10.9 million of cash provided by our financing activities.
The $49.5 million of cash provided by our operating activities resulted primarily from (i) cash proceeds totaling $789.0 million from the repayments of debt investments and sales of and return of capital from equity investments and (ii) cash flows that we generated from the operating profits earned totaling $253.7 million, which is our distributable net investment income, excluding the non-cash effects of net investment income related deferred taxes, the accretion of unearned income, PIK interest income, cumulative dividends and the amortization expense for deferred financing and debt issuance costs, partially offset by (i) cash uses totaling $972.3 million for the funding of new and follow-on portfolio investments and (ii) $18.4 million in net cash uses related to other assets and liabilities.
The $10.9 million of cash provided by our financing activities principally consisted of (i) $277.5 million in net borrowings from our Credit Facilities, (ii) $200.0 million in cash proceeds from the issuance of additional aggregate principal amount of the March 2029 Notes (as defined below), (iii) $163.9 million in net cash proceeds from equity offerings from our ATM Program and (iv) $150.0 million in cash proceeds from the issuance of aggregate principal amount of the April 2031 Notes (as defined below), partially offset by (i) the $500.0 million repayment of the July 2026 Notes (as defined below), (ii) $270.4 million in dividends paid to our stockholders, (iii) $9.0 million in purchases of vested stock for employee payroll tax withholdings and (iv) $1.1 million for the payment of deferred financing and debt issuance costs.
Capital Resources
As of September 30, 2026, we had $102.4 million in cash and cash equivalents, $1.041 billion of unused capacity under our Credit Facilities and $75.0 million of available capacity under the SBIC debentures. As of September 30, 2026, our NAV totaled $3.2 billion, or $34.22 per share.
In June 2026, we entered into an amendment to our multi-year revolving credit facility (the “Corporate Facility”), to among other things: (i) increase the revolving commitments to $1.240 billion, (ii) increase the accordion feature providing us with the right to request increases in commitments under the facility from new and existing lenders on the same terms and conditions as the existing commitments to up to a total of $1.860 billion and (iii) extend the revolving period and final maturity date through June 2030 and to June 2031, respectively. As of September 30, 2026, we had $495.0 million outstanding and $741.1 million of undrawn commitments under our Corporate Facility, and we, through MSCC Funding, had $300.5 million outstanding and $299.5 million of undrawn commitments under our special purpose vehicle revolving credit facility (the “SPV Facility” and, together with the Corporate Facility, the “Credit Facilities”), both of which approximated fair value. Availability under our Credit Facilities is subject to certain leverage and borrowing base limitations, covenants, reporting and other requirements customary for similar credit facilities.
For further information on our Credit Facilities, including key terms and financial covenants, refer to Note E — Debt in the notes to the consolidated financial statements included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
In January 2024, we issued $350.0 million in aggregate principal amount of 6.95% unsecured notes due March 1, 2029 (the “March 2029 Notes”). In March 2026, we issued an additional $200.0 million in aggregate principal amount of the March 2029 Notes at a public offering price of 102.061% resulting in a yield-to-maturity of 6.164% on such issuance. The March 2029 Notes issued in March 2026 have identical terms as, and are a part of a single series with, the March 2029 Notes issued in January 2024. The outstanding aggregate principal amount of the March 2029 Notes was $550.0 million and $350.0 million as of September 30, 2026 and December 31, 2025, respectively. The $550.0 million of outstanding March 2029 Notes bear interest at 6.95% per year with a yield-to-maturity of 6.68%.

In June 2024, we issued $300.0 million in aggregate principal amount of 6.50% unsecured notes due June 4, 2027 (the “June 2027 Notes”). In September 2024, we issued an additional $100.0 million in aggregate principal amount of the June 2027 Notes at a public offering price of 102.134% resulting in a yield-to-maturity of 5.617% on such issuance. The June 2027 Notes issued in September 2024 have identical terms as, and are a part of a single series with, the June 2027 Notes issued in June 2024. The outstanding aggregate principal amount of the June 2027 Notes was $400.0 million as of both September 30, 2026 and December 31, 2025. The June 2027 Notes bear interest at a rate of 6.50% per year with a yield-to-maturity of 6.34%.
In August 2025, we issued $350.0 million in aggregate principal amount of 5.40% unsecured notes due August 15, 2028 (the “August 2028 Notes”). The outstanding aggregate principal amount of the August 2028 Notes was $350.0 million as of both September 30, 2026 and December 31, 2025.
Through the Funds, we have the ability to issue SBIC debentures guaranteed by the SBA at favorable interest rates and favorable terms and conditions. Under previous SBIC regulations, SBA-approved SBICs under common control had the ability to issue debentures guaranteed by the SBA up to a regulatory maximum amount of $350.0 million. In May 2026, the Investing in All of America Act was enacted, increasing the maximum leverage available to commonly controlled SBICs. This allows access to an additional $125.0 million of SBIC debenture capacity above the previous $350.0 million maximum, bringing total potential capacity to $475.0 million. In September 2026, MSMF received SBA approval to increase its SBIC debenture capacity by $75.0 million to $250.0 million. Combined with MSC III, this gives us, through the Funds, $425.0 million of SBIC debenture capacity. Under existing SBA-approved commitments, we, through the Funds, had $350.0 million of outstanding SBIC debentures guaranteed by the SBA as of September 30, 2026, which bear a weighted-average annual fixed interest rate of 3.3%, paid semiannually, and mature ten years from issuance. The first maturity related to our SBIC debentures occurs in March 2027, and the weighted-average remaining duration is 3.9 years as of September 30, 2026. Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semiannually. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. We expect to maintain SBIC debentures under the SBIC program in the future, subject to periodic repayments and borrowings, in an amount up to the regulatory maximum amount for affiliated SBIC funds.
In April 2026, we issued $150.0 million in aggregate principal amount of 6.93% Series A Senior Notes due April 15, 2031 (the “April 2031 Notes”). The outstanding aggregate principal amount of the April 2031 Notes was $150.0 million as of September 30, 2026.
In July 2026, we repaid the entire $500.0 million principal amount of the issued and outstanding 3.00% unsecured notes (the “July 2026 Notes”) at par on their scheduled maturity date. The outstanding aggregate principal amount was $500.0 million as of December 31, 2025.
In September 2025, we repaid the entire $100.0 million principal amount of the issued and outstanding 7.84% unsecured notes and the entire $50.0 million principal amount of the issued and outstanding 7.53% unsecured notes (collectively, the “December 2025 Notes”) prior to maturity at par value plus the accrued and unpaid interest.
We maintain the ATM Program with certain selling agents through which we can sell up to 20,000,000 shares of our common stock by means of at-the-market offerings from time to time. During the nine months ended September 30, 2026, we sold 2,987,964 shares of our common stock at a weighted-average price of $55.42 per share and raised $165.6 million of gross proceeds under the ATM Program, or net proceeds of $163.6 million after commissions to the selling agents on shares sold and offering costs. As of September 30, 2026, sales transactions representing 1,353 shares had not settled and thus were not issued and not included in shares issued and outstanding on the face of the Consolidated Balance Sheets, but are included as outstanding on the Consolidated Statement of Changes in Net Assets, in the weighted-average shares outstanding in the Consolidated Statements of Operations and in the shares used to calculate the NAV per share. As of September 30, 2026, 16,542,975 shares remained available for sale under the ATM Program.
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
In accordance with the 1940 Act, we are allowed to borrow amounts such that our asset coverage ratio, or BDC asset coverage ratio, of our total assets to our total senior securities, which includes borrowings and any preferred stock we may issue in the future, is at least 150% after such borrowing. In January 2008, we received exemptive relief from the SEC to exclude SBA-guaranteed debt securities issued by the Funds and any other wholly-owned subsidiaries of ours which operate as SBICs from the BDC asset coverage ratio which, in turn, enables us to fund more investments with debt capital. Upon receipt of stockholder approval in accordance with the 1940 Act, our BDC asset coverage ratio requirement was reduced from 200% to 150% effective May 3, 2022. As of September 30, 2026, our BDC asset coverage ratio was 242%.
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
Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and fund equity capital and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the Consolidated Balance Sheets. As of September 30, 2026, we had a total of $388.0 million in outstanding commitments comprised of (i) 68 investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded and (ii) 10 investments with equity capital commitments that had not been fully called.

Contractual Obligations
As of September 30, 2026, the future commitments for cash payments in connection with our Credit Facilities, the March 2029 Notes, the June 2027 Notes, the August 2028 Notes, SBIC debentures, the April 2031 Notes and rent obligations under our office lease for each of the next five years and thereafter are as follows:

	2026	2027	2028	2029	2030	Thereafter	Total

	(in thousands)
Corporate Facility (1)	$—	$—	$—	$—	$—	$495,000	$495,000
SPV Facility (1)	—	—	—	—	300,500	—	300,500
March 2029 Notes	—	—	—	550,000	—	—	550,000
Interest due on March 2029 Notes	—	38,225	38,225	19,113	—	—	95,563
June 2027 Notes	—	400,000	—	—	—	—	400,000
Interest due on June 2027 Notes	13,000	13,000	—	—	—	—	26,000
August 2028 Notes	—	—	350,000	—	—	—	350,000
Interest due on August 2028 Notes	—	18,900	18,900	—	—	—	37,800
SBIC debentures	—	75,000	75,000	—	35,000	165,000	350,000
Interest due on SBIC debentures	—	10,647	8,128	6,170	6,006	18,558	49,509
April 2031 Notes	—	—	—	—	—	150,000	150,000
Interest due on April 2031 Notes	5,400	10,395	10,395	10,395	10,395	5,198	52,178
Operating Lease Obligation (2)	311	1,267	1,289	1,310	1,333	4,483	9,993
Total	$18,711	$567,434	$501,937	$586,988	$353,234	$838,239	$2,866,543
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
Recent Developments
In October 2026, we issued $500.0 million in aggregate principal amount of 6.55% unsecured notes due January 15, 2030 (the “January 2030 Notes”) at an issue price of 99.258%. The January 2030 Notes may be redeemed in whole or in part at any time at our option subject to certain make-whole provisions.
In November 2026, we declared a supplemental dividend of $0.30 per share payable in December 2026. This supplemental dividend is in addition to the previously announced regular monthly dividends that we declared of $0.265 per share for each month of October, November and December 2026 or total regular monthly dividends of $0.795 per share for the fourth quarter of 2026, resulting in total dividends declared for the fourth quarter of 2026 of $1.095 per share.
In November 2026, we also declared regular monthly dividends of $0.27 per share for each month of January, February and March of 2027. These regular monthly dividends equal a total of $0.81 per share for the first quarter of 2027, representing a 3.8% increase from the regular monthly dividends paid in the first quarter of 2026. Including the regular monthly and supplemental dividends declared through the first quarter of 2027, we will have paid $52.315 per share in cumulative dividends since our October 2007 initial public offering.

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
The majority of our debt investments are made with either fixed interest rates or floating rates that are subject to contractual minimum interest rates for the term of the investment. As of September 30, 2026, 61% of our Investment Portfolio debt investments (at cost) bore interest at floating rates, 96% of which were subject to contractual minimum interest rates. As of September 30, 2026, 69% of our debt obligations bore interest at fixed rates. Our interest expense will be affected by changes in the published SOFR in connection with our Credit Facilities; however, the interest rates on our outstanding March 2029 Notes, June 2027 Notes, August 2028 Notes, SBIC debentures and April 2031 Notes, which collectively comprise the majority of our outstanding debt, are fixed for the life of such debt. As of September 30, 2026, we had not entered into any interest rate hedging arrangements. Due to our limited use of derivatives, we have claimed an exclusion from the definition of the term “commodity pool operator” under the Commodity Exchange Act and, therefore, are not subject to registration or regulation as a pool operator thereunder. The Company operates, and expects to continue to operate, as a “limited derivatives user” under Rule 18f-4 under the 1940 Act. In addition, the investment management and other services provided by our External Investment Manager also involve floating rate debt investments and floating rate debt obligations, and as a result the incentive fees earned by our External Investment Manager, and the corresponding benefits to our net investment income contributions from our External Investment Manager, are subject to change based upon any changes in floating benchmark index interest rates.

The approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings, or in the investments and borrowings related to the investment management and other services provided by our External Investment Manager, in both cases, as of September 30, 2026, is as follows:

Basis Point Change	Increase (Decrease) in Interest Income	(Increase) Decrease in Interest Expense	Increase (Decrease) in Net Investment Income from the External Investment Manager (1)	Increase (Decrease) in Net Investment Income	Increase (Decrease) in Net Investment Income per Share

	(dollars in thousands, except per share amounts)
(200)	$(45,843)	$15,910	$(3,890)	$(33,823)	$(0.36)
(175)	(40,318)	13,921	(3,270)	(29,667)	(0.32)
(150)	(34,623)	11,933	(2,770)	(25,460)	(0.27)
(125)	(28,882)	9,944	(2,264)	(21,202)	(0.23)
(100)	(23,140)	7,955	(1,555)	(16,740)	(0.18)
(75)	(17,398)	5,966	(1,050)	(12,482)	(0.13)
(50)	(11,656)	3,978	(545)	(8,223)	(0.09)
(25)	(5,914)	1,989	(183)	(4,108)	(0.04)
25	5,518	(1,989)	375	3,904	0.04
50	11,063	(3,978)	547	7,632	0.08
75	16,562	(5,966)	718	11,314	0.12
100	22,060	(7,955)	889	14,994	0.16
125	27,558	(9,944)	1,059	18,673	0.20
150	33,056	(11,933)	1,230	22,353	0.24
175	38,555	(13,921)	1,401	26,035	0.28
200	44,053	(15,910)	1,571	29,714	0.32
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
Although we believe that this analysis is indicative of the impact of interest rate changes on our net investment income as of September 30, 2026, the analysis does not take into consideration future changes in the credit market, credit quality or other business or economic developments that could affect our net investment income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above. The hypothetical results assume that all SOFR and Prime rate changes would be effective on the first day of the period. However, the contractual SOFR and Prime rate reset dates would vary throughout the period. The majority of our investments, and the investments managed by our External Investment Manager, are based on contracts which reset quarterly, while our Credit Facilities, and the debt obligations related to the assets managed by our External Investment Manager, reset monthly. The hypothetical results would also be impacted by the changes in the amount of outstanding debt under our Credit Facilities (with an increase (decrease) in the debt outstanding under the Credit Facilities resulting in an (increase) decrease in the hypothetical interest expense).
Item 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer, General Counsel and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer, Chief Financial Officer, General Counsel and Chief Accounting Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended September 30, 2026, we issued 176,899 shares of our common stock under our DRIP. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of common stock issued during the three months ended September 30, 2026 under our DRIP was $9.9 million.
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
Item 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 30, 2026, none of our directors or officers adopted or terminated any contract, instruction or written plans for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. EXHIBITS
Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description
4.1
Ninth Supplemental Indenture, dated October 29, 2026, between Main Street Capital Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (previously filed as Exhibit 4.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed on October 29, 2026 (File No. 814-00746)).

4.2	Form of 6.55% Notes due 2030 (contained in the Ninth Supplemental Indenture incorporated by reference as Exhibit 4.1 hereto).
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101*
The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal year 2026, filed with the SEC on November 6, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025, (iii) the Consolidated Statements of Changes in Net Assets for the three and nine months ended September 30, 2026 and 2025, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025, (v) the Consolidated Schedule of Investments for the periods ended September 30, 2026 and December 31, 2025, (vi) the Notes to Consolidated Financial Statements and (vii) the Consolidated Schedule 12-14 for the nine months ended September 30, 2026 and 2025.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
___________________________
*    Filed herewith
**    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Main Street Capital Corporation

/s/ DWAYNE L. HYZAK
Date: November 6, 2026	Dwayne L. Hyzak
Chief Executive Officer
(principal executive officer)

/s/ RYAN R. NELSON
Date: November 6, 2026	Ryan R. Nelson
Chief Financial Officer
(principal financial officer)

/s/ RYAN H. MCHUGH
Date: November 6, 2026	Ryan H. McHugh
Chief Accounting Officer
(principal accounting officer)